Form 10-K405
period 2000-12-31
HISPANIC EXPRESS INC
filed 2001-03-30
CIK 1125631

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2001.
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to ______________

                        Commission file number: 000-31749

                             HISPANIC EXPRESS , INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                95-4821102
   (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)              Identification Number)

                            5480 EAST FERGUSON DRIVE
                           COMMERCE, CALIFORNIA 90022

               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 720-8600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $0.01 per share (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 20, 2001, as reported on the Over the Counter Bulletin Board, was approximately $852,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the Registrant's Common Stock, as of March 20, 2001: 7,166,000

                       DOCUMENTS INCORPORATED BY REFERENCE


           DOCUMENT INCORPORATED                            PART OF FORM 10-K INTO WHICH INCORPORATED
 --------------------------------------                     -----------------------------------------
     DEFINITIVE PROXY STATEMENT FOR THE                         DEFINITIVE PROXY STATEMENT FOR THE
 2001 ANNUAL MEETING OF STOCKHOLDERS                                          PART III

                                TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                             ----
Item 1.   Description of Business..............................................................................1

Item 2.   Properties..........................................................................................20

Item 3.   Legal Proceedings...................................................................................20

Item 4.   Submission of Matters to a Vote of Security Holders.................................................21

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................21

Item 6.   Selected Financial Data.............................................................................22

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........................................35

Item 8.   Financial Statements and Supplementary Data.........................................................35

Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure..............................35

Item 10.  Directors and Executive Officers of the Registrant..................................................36

Item 11.  Executive Compensation..............................................................................36

Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................36

Item 13.  Certain Relationships and Related Transactions......................................................36

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................37

Signatures....................................................................................................39




                                        I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

        Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Hispanic Express, Inc. and its subsidiaries (the "Company" which may be referred to as "we," "our" and "us," or "Hispanic Express") operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

COMPANY OVERVIEW

        On September 6, 2000, the Board of Directors of Central Financial Acceptance Corporation, or Central Financial, approved a Plan of Complete Dissolution, Liquidation and Distribution, or the Plan, which provided for the dissolution and liquidation of Central Financial, and the liquidating distribution to its stockholders of all the common stock of the two subsidiaries that were wholly-owned by Central Financial on September 6, 2000, one of which was our company, Hispanic Express, and the other of which was Banner Central Finance Company, or Banner Central Finance. Hispanic Express and Banner Central Finance were formed on September 5, 2000 to accomplish the Plan.

        On September 29, 2000, West Coast Private Equity Partners, L.P., or West Coast, which owned a majority of the outstanding shares of Central Financial's common stock, voted to approve the Plan. On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated.

        The dissolution and liquidation of Central Financial and the distribution of the common stock of Hispanic Express and Banner Central Finance under the Plan was intended to separate Central Financial into two publicly held companies and to enhance stockholder value over the long term. The businesses of Hispanic Express and Banner Central Finance have distinct investment, operating and financial characteristics. The Board of Directors of Central Financial believed that implementing the Plan would enable the investment community to analyze more effectively the investment characteristics, performance and future prospects of each business, enhancing the likelihood that each would achieve appropriate market recognition of its value. The Board of Central Financial also believed that the Plan would allow Hispanic Express and Banner Central Finance to concentrate on their respective businesses and provide each company with greater flexibility in pursuing their independent business objectives.

        Pursuant to the Plan, each holder of Central Financial common stock received, for every share of common stock of Central Financial owned by such holder on February 28, 2001, one share of our common stock and one share of common stock of Banner Central Finance. As further described below, the various businesses that are conducted by Hispanic Express are conducted through certain subsidiary companies. These subsidiaries were, prior to the formation of Hispanic Express, owned by Central Finance (see the "before" chart below). Following completion of the Plan, Hispanic Express and Banner Central Finance fully controlled their respective subsidiaries (see the "after" chart below) and began to carry on the businesses that were previously conducted when such subsidiaries were owned directly by Central Finance (see the "after" chart below).

        In connection with the Plan, Central Financial contributed all of its assets and business to Hispanic Express and Banner Central Finance.
Specifically:

        - Central Financial contributed to Hispanic Express all of the issued and outstanding capital stock of Central Consumer Finance Company, Centravel, Inc. and BCE Properties I, Inc., each of which are now wholly-owned subsidiaries of Hispanic Express. Central Consumer Finance Company has four wholly-owned subsidiaries, namely, Central Check Cashing, Inc., Central Financial Acceptance Corporation Accidental & Health Reinsurance, Limited, Central Finance Reinsurance, Ltd. and Central Consumer Company of Nevada. As a result of these contributions, Hispanic Express through its subsidiaries is engaged in the consumer financial products business and the travel services business.

        - Central Financial contributed to Banner Central Finance all of the issued and outstanding capital stock of Central Installment Credit Corporation, Central Financial Acceptance/Insurance Agency and Central Premium Finance Company, each of which are wholly-owned subsidiaries of Banner Central Finance. In addition, Central Financial contributed to Central Installment Credit Corporation the assets and liabilities of the mortgage business owned by Central Consumer Finance Company. As a result of these contributions, Banner Central Finance through its subsidiaries is engaged in the purchased consumer receivables business, the mortgage business and the sale and financing of automobile insurance.

        Set forth below are charts that illustrate the relationships among the companies discussed above, before and after the consummation of the Plan.

                                  [FLOW CHART]




                                     BEFORE*







                                  [FLOW CHART]



                                     AFTER*





* Each subsidiary is wholly-owned by its respective parent company.

        Our common stock trades on the OTC Bulletin Board under the symbol "HXPR." Our principal executive offices are located at 5480 East Ferguson Drive, Commerce, California 90022, and our telephone number is (323)720-8600.

COMPANY BUSINESS

CONSUMER FINANCIAL PRODUCTS BUSINESS

        Through our consumer financial products business, serve the Hispanic population, primarily in California, and we:

        -       provide small, unsecured, personal loans;

        -       finance travel related services sold by our travel business;

        -       provide insurance products; and

        -       provide check cashing and money transfer services.

        Our consumer financial products business caters to the low-income Hispanic population by locating our facilities primarily in Hispanic communities, advertising in Spanish, and employing Spanish as the primary language spoken at our locations.

        Our customers typically have been between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short-term employment histories. In addition, customers of our consumer financial products business typically have no or limited prior credit histories and are generally unable to secure credit from traditional lending sources.

        Historically, our consumer financial products business has grown by introducing financial products we felt would well serve the low-income Hispanic community. In December of 1992, we began offering our unsecured, closed-end, small loans, generally ranging from $350 to $1,500, for personal, family or household purposes.

        In May 1997, we introduced a financial product involving the issuance of a card, called an "Efectiva Card." The Efectiva Card provides our customers with the ability to access their established lines of credit with us by withdrawing cash from our cash dispensing machines. Our cash dispensing machines are proprietary and are not part of any network system. At December 31, 2000, we operated cash dispensing machines in eight of our finance and travel locations.

        In October 1997, we entered into an agreement with Kmart Corporation, or Kmart, to install our cash dispensing machines at 10 Kmart locations in Southern California. In January 1998, we agreed to expand our relationship with Kmart and install cash dispensing machines in additional Kmart stores, and had machines in 35 locations at the end of December 31, 1999. In the fourth quarter of 2000, we terminated the agreement with Kmart and had no cash dispensing machines in Kmart locations at December 31, 2000.

        As a complementary business line in 1995, we began to offer financing of travel tickets, which we sell at our travel locations. In 1998, we began to offer fee-based check cashing and money transfer services in stand-alone check cashing centers we operate.

        In our consumer financial products business we also act as an intermediary for an independent insurance carrier that sells credit life and credit accident and health insurance to our customers. Beginning in mid-1996, the independent insurance carrier reinsured the credit life and credit accident and health risk with a newly formed subsidiary we established. As a result of this reinsurance arrangement, the credit risk remains with us.

TRAVEL SERVICES BUSINESS

        Through our travel business we are a leading retail seller of discount airline tickets to Hispanics residing in the United States who travel to Latin America. For the years ended December 31, 2000 and 1999, our travel service operations generated gross bookings of approximately $155 million and $144 million, respectively. We began our travel business in July 1995 with a single location and through the assumption of leases in real estate, which had previously held travel offices, have grown to 131 travel locations. We presently have 113 travel locations in California and also operate in Arizona, Colorado, Nevada, Illinois and Texas. We cater to the Hispanic population by locating our travel stores in Hispanic communities, advertising in Spanish and employing Spanish as the primary language spoken at our locations.

        We sell both published and non-published fares. Non-published fares are tickets we buy from airlines, under special price contracts, and resell to consumers at discounts off the airlines' published fares. We have rights to buy these non-published fares under contracts from 11 airlines, including, American, Delta, United, Continental, Mexicana, Aeromexico and Taca. Our contracts are generally for one year or less and can be canceled on short notice. In addition, these contracts do not require the airlines to deal with us exclusively or provide us with a specific quantity of tickets. Under our contracts, we purchase tickets only when we have an order and, therefore, we do not have inventory costs. We also offer a full complement of regular published fares for both domestic and Latin American air travel on which we earn a commission. Our travel business also earns significant performance-based incentive compensation, referred to as "override commissions" from certain airlines with whom we do business. The price at which we purchase our tickets and the commission we earn on published fares are determined by the individual airlines and are subject to frequent change and cancellation.

        In June 1999, we made a decision to conduct our travel business on the Internet targeting bilinguals, Hispanic and English-speaking non-Hispanics, who are increasingly utilizing the Internet to purchase travel to Latin America. To accomplish this, we established two Internet sites, Vuelabarato.com (fly cheap) and 4GreatFares.com, and began to advertise these sites in both Spanish and English newspapers and on outdoor billboards in California. For the years ended December 31, 2000 and 1999, we spent $0.6 million and $0.3 million, respectively, on Internet advertising.

        However, reacting to changing market conditions, we made a decision in May 2000 to significantly curtail our Internet operations and to reduce both our related future advertising and personnel expenses.

DEMOGRAPHIC TRENDS AND MARKET OPPORTUNITY

        Since 1950, Hispanics have been the fastest growing minority group in the United States. The Hispanic population in Latin America has also experienced strong growth and this trend is expected to continue. As an established provider of consumer financial products and travel services to the Hispanic community, we believe we are well positioned to capitalize on the projected growth in the Hispanic population in the United States.

        - As of 2000, the U.S. Hispanic population totaled approximately 33 million people and grew approximately 58% during the period 1990 to 2000 and is expected to continue to rise;

        - Ten major markets account for over 60% of the Hispanic population and purchasing power in the U.S. These markets are Los Angeles, San Francisco/San Jose, San Diego, New York, Houston, San Antonio, McAllen/Brownsville, Dallas/Fort Worth, Miami and Chicago.

BUSINESS STRATEGY

        Recognizing the demographic trends, our strategy is to establish ourselves as a leading Spanish-language provider of consumer financial products and travel services to the Hispanic population residing in the United States. To achieve this objective, we plan on continuing to implement the following initiatives for the foreseeable future.

        - To open travel agencies in the United States, which cater to the growing Hispanic population;

        - To use our increasing market share to continue to negotiate favorably discounted non-published fares from the airlines;

        - To sell these discounted fares through our travel agencies and via the Internet both to Hispanics and non-Hispanics seeking travel to Latin America;

        - To establish new strategic relationships that will permit us to offer additional travel products, hotels and tours, which we will sell through our travel stores and our Internet sites; and

        - To increase our distribution network through new stand-alone travel locations.

COMPANY OPERATIONS

SMALL LOAN BUSINESS

        In December 1992, we began offering unsecured, closed-end, small loans ranging from $350 to $1,500 for personal, family or household purposes at the flagship retail store of one of our affiliates, Banner's Central Electric, Inc. Prior to beginning this business, we determined that there was a significant demand for small loans, and that financial institutions in our geographic market were not making loans of less than $1,500 and did not have adequate underwriting experiences to serve the low-income Hispanic population. Beginning in May 1997, we began offering unsecured open-end small loans that can be accessed through our proprietary ATM network with our Efectiva Card. In response to higher delinquencies in the fourth quarter of 2000, we began to implement a program to reduce customer credit limits on our Efectiva Card to amounts generally not to exceed $500. At December 31, 2000, our small loan business was operating through eight facilities, which were our finance centers.

TRAVEL SALES AND FINANCE

        We began our travel business in mid-1995, offering sales of airline tickets, as well as financing for such purchases. We believe that we are currently the largest providers of travel services to the Hispanic population in California. Substantially all of our ticket sales are for international travel, which generally provides a higher commission structure than does domestic travel. At December 31, 2000, we operated through 131 locations, of which 113 are located in California and 18 are located outside of California. We believe that both our small loan and travel product lines can be offered out of 1,000 - 1,500 square foot locations, and that these locations can efficiently offer additional financial products and services which we anticipate we will make available in the future.

OTHER BUSINESS ACTIVITIES

        We act as an intermediary for an independent insurance carrier that sells credit life and credit accident and health insurance to our customers. Through this arrangement, we sell policies to our customers within limitations established by agency contracts with that insurer. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender if the borrower dies. Credit accident and health insurance provides for repayment of loan installments to the lender during the insured's period of involuntary unemployment resulting from disability, illness or injury. Premiums for such credit insurance are at the maximum authorized rates and are stated separately in our disclosure to customers, as required by the Truth-in-Lending Act and applicable state statutes. We do not act as an intermediary with respect to the sale of credit insurance to non-borrowers. We earn a commission from the insurance carrier on the sale of credit insurance, which is based in part on the claims experience on policies that the insurance carrier sells through us. Beginning in mid-1996, the independent insurance carrier reinsured the credit life and credit accident and health risk with a newly formed subsidiary of ours. As a result of this reinsurance arrangement, the credit risk remains with us.

        In 1998, we began to charge our customers a fee on payroll checks that they cash at our facilities and to offer check cashing services at certain of our financial centers.

CREDIT PROCEDURES

        We have developed uniform guidelines and procedures for evaluating credit applications for installment credit travel sales and small loans. We take credit applications at all of our locations and at each of Banner's Central Electric's stores. We then generally transmit them electronically through our computer system or facsimile machines to our credit processing facility, where all credit approval and verification is centralized. We believe that our underwriting policies and procedures allow us to respond quickly to credit requests. We typically respond to credit applicants within one hour. We believe that because of our prompt response, many customers prefer to deal with us instead of our competitors.

        Our credit managers and credit approvers make their decisions on a case by case basis and are influenced by, among other things, whether an applicant is a new or existing customer. New applicants complete standardized credit applications which contain information concerning income level, employment history, stability of residence, driver's license or state identification card, social security number, capacity to pay and personal references. We also verify the applicant's employment and residence with our credit verifiers and depending on the relevant factor may verify other pertinent information. We also obtain a credit bureau report and rating, if available, and seek to confirm other credit-related information.

        For an established customer, the credit process currently includes a review of the customer's credit and payment history with us, and depending on the size of the transaction an updated verification of employment and residence. Because we offer multiple lines of credit, we review the aggregate amount that a customer owes. In cases where a customer makes a request for a substantial increase in his or her aggregate outstanding balance, we will obtain an updated credit bureau report and will seek to confirm employment. In instances where the applicant has no or limited credit history, we may require a co-signer with appropriate credit status to sign the contract and may, in the travel installment credit business, also require a down payment. In the fourth quarter of 2000, our loan business and delinquency trends were negatively impacted by a bus strike in the Los Angeles area, which lasted approximately five weeks and by a deteriorating economic climate in the markets we operate. As a result, we tightened our credit guidelines and began ti implement a program to reduce customer credit limits on our Efectiva Card to amounts generally not to exceed $500 in the fourth quarter of 2000, which is normally our period of greatest loan activity. See - "Business Considerations and Credit Factors that May Affect Future Results of Operations and Stock Price - Credit Risk Associated with Customers; Lack of Collateral."

PAYMENT AND COLLECTIONS

        Industry studies estimate that a significant amount of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan, credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule that we provide to them. The vast majority of our customers make their payments in cash at our locations or at our payment facilities in Banner's Central Electric's stores. For our customers who are paid their wages by check but who do not maintain checking accounts, we cash such checks for a fee in order to facilitate account payments.

        We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or small loan contract or mortgage the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. In December 1996, we installed an autodialer which makes up to 500 telephone calls per hour to assist our collections personnel in successfully contacting past due borrowers. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn over the account to our credit collectors. Under our guidelines, we generally charge off and turn over an account to a collection agency when we determine that the account is uncollectible.

THIRD PARTY SYSTEMS

        The travel information we utilize to conduct our business is provided to each of our travel stores and our Internet business through global distribution systems, operated by SABRE, Amadeus, and Worldspan. SABRE, Amadeus and Worldspan are world leaders in the electronic distribution of travel-related products and services. Global distribution systems provide us with electronic booking systems and databases containing flight schedules and availability, and published fares information for approximately 400 airlines located throughout the world.

        The global distribution systems are provided to us under three to five-year contracts, without charges, as long as we maintain a certain level of booking. Our contracts also provide for incentives if we exceed certain performance criteria.

ADVERTISING

        We actively advertise primarily in Hispanic newspapers and direct mail, targeting both our present and former customers, and potential customers who have used other sources of consumer credit and travel services. We also advertise in English newspapers to promote our English-language Internet site.

EMPLOYEES

        At December 31, 2000, we employed a total of 350 full-time employees and 122 part-time employees. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

SUPERVISION AND REGULATION

CONSUMER FINANCE OPERATIONS REGULATION

        Our consumer finance operations are subject to extensive regulation, as summarized below. Violation of statutes and regulations applicable to us may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans. Changes in state and federal statutes and regulations may affect us. We, together with industry associations, actively lobby in the states in which we operate. Although we are not aware of any pending or proposed legislation that could have a material adverse effect on our business, we cannot assure that future regulatory changes will not adversely affect our lending practices, operations, profitability or prospects.

STATE REGULATION OF CONSUMER PRODUCT AND TRAVEL FINANCE

        In California, the California Retail Installment Sales Act, or the Unruh Act, regulates our installment travel finance and small loan business. The Unruh Act requires us to disclose to our customers, among other matters:

        -       the conditions under which we may impose a finance charge;

        - the method of determining the balance which is subject to a finance charge;

        -       the method used to determine the amount of the finance charge;
                and

        -       the minimum periodic payment required.

        In addition, the Unruh Act provides consumer protection against unfair or deceptive business practices by:

        -       regulating the contents of installment sales contracts;

        - setting forth the respective rights and obligations of buyers and sellers; and

        - regulating the maximum legal finance rate or charge and limiting other fees on installment sales.

SMALL LOAN BUSINESS

        Small loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. State agency approval generally is required to open new branch offices. Accordingly, our ability to expand by acquiring existing offices and opening new offices has depended, in part, on obtaining the necessary regulatory approvals.

        Each facility that offers small loans must be separately licensed under the laws of California. Licenses granted by the regulatory agencies are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In California, licenses may be revoked only after an administrative hearing.

INSURANCE BUSINESSES

        In California, the State of California Department of Insurance regulates our insurance businesses. In general, this agency issues regulations which require us to, among other things, maintain fiduciary fund and trust accounts and follow specific market, general business and claims practices.

FEDERAL LENDING REGULATION

        We are subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule. These laws require us to provide full disclosure of the principal terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the key disclosure items under the Truth-in-Lending Act are the terms of repayment, the total finance charge and the annual rate of finance charge or "Annual Percentage Rate" on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on certain bases, including race, color, sex, national origin, age or marital status. Regulation B issued under the Equal Credit Opportunity Act requires creditors to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.

CHECK CASHING REGULATION

        The California Department of Justice regulates our check cashing business. In general, state law and regulations set forth requirements and procedures which require us to, among other things, limit the amount of fees we may charge, renew our check casher's permit annually and post a schedule of the fees we charge for check cashing services in each of our locations.

TRAVEL AGENCY REGULATION

        Each of our travel locations are travel agencies that are regulated by the Airline Reporting Corporation, or ARC. The ARC represents the major scheduled airline carriers and sets the operating rules for travel agencies. We are required to submit weekly reports to the ARC and to meet certain procedural, funding and bonding requirements that the ARC sets. In California, under the Seller of Travel Act, we are required to register as a seller of travel, comply with certain disclosure requirements and participate in the State's restitution fund. We also are subject to regulation by the United States Department of Transportation, or the DOT, by regulations applicable to business generally and by laws or regulations directly applicable to access online commerce. However, it is possible that laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. Such laws would likely impose additional burdens on companies conducting business online.

        Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. Federal legislation imposing certain limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, imposes on electronic commerce a three-year moratorium on state and local taxes imposed after October 1, 1998, but only where such taxes are discriminatory on Internet access.

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

ABSENCE OF OPERATING HISTORY

        We were formed on September 5, 2000 and we do not have an operating history as a separate stand-alone company. Our success will depend, in large part, on the ability of our management to implement its business strategy.

ABSENCE OF DIVIDEND

        We do not currently intend to pay regular cash dividends on our common stock. Our dividend policy will be reviewed from time to time by our Board of Directors in light of our earnings and financial position and other business considerations that our Board of Directors considers relevant.

LIABILITY FOR THIRD PARTY CLAIMS

        We have entered into a Contribution Agreement with Central Financial, which, among other things, provides for the indemnification of Central Financial by us against all liabilities, such as lawsuits or other claims by third parties. In addition, the Contribution Agreement provides for indemnification by us of Central Financial's stockholders at the Liquidation Date upon the dissolution and liquidation of Central Financial. However, there is always the possibility that we may cease to exist or that we may not have sufficient assets to fully indemnify Central Financial or its stockholders.

CREDIT RISK ASSOCIATED WITH CUSTOMERS; LACK OF COLLATERAL

        Our customers are typically between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short-term employment histories. In addition, our customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. We base our credit decisions primarily on our assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, we generally consider a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with us. We, however, are more susceptible to the risk that our customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria.

        Because we rely on the creditworthiness of our customers for repayment and do not rely on collateral securing the debt, we experience actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default. At December 31, 2000, 1999, and 1998 gross finance receivables had accounts with payments 31 days or more past due as a percentage of end of period gross receivables of 1.8%, 5.1% and 4.1%, respectively. For the years ended December 31, 2000, 1999 and 1998, the portfolios comprising the finance receivables had net write-offs of $10.8 million, $6.6 million and $8.7 million, respectively. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and a deteriorating economic climate, our delinquencies have increased and in the fourth quarter of 2000, we reevaluated our charge-off policy and we charged-off accounts which were past due at December 31, 2000 and which did not make any payments after the year end. We cannot assure that we will not experience increases in delinquencies and net write-offs which would require additional increases in the provisions for credit losses. Such increases would adversely affect results of operations if we are not able to increase the rate charged on receivables to reflect the additional risks in its portfolios. Because we presently charge the maximum allowable interest rates on our small loan products, further increases in delinquencies and write-offs will adversely affect results of our operations. For information concerning our credit quality experience, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Trends", and "Delinquency Experience and Allowance for Credit Losses."

GENERAL ECONOMIC RISK

        The risks associated with our businesses become more significant in an economic slowdown or recession. During periods of economic slowdown or recession we have experienced and may again experience a decreased demand for our financial products and travel services and an increase in rates of delinquencies and the frequency and severity of losses. Our actual rates of delinquencies and frequency and severity of losses have been in the past and may be in the future higher under adverse economic conditions than those generally experienced in the consumer finance industry. Any sustained period of economic slowdown or recession could materially adversely affect our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Trends", and "Delinquency Experience and Allowance for Credit Losses."

INTEREST RATE RISK

        The net interest spread, which is the difference between the average interest rate on average net receivables and the average interest rate on average interest bearing liabilities, or the Net Interest Spread, partially determines our profitability in our consumer financial products business. Because we pay a floating interest rate on borrowings under our Line of Credit (as defined below), increases in such rate have at times decreased, and in the future may decrease, our Net Interest Spread. This may have a material adverse effect on our results of operations and financial condition.

        The interest rate we are allowed to charge our customers on our small loans is limited under California law. Presently, we generally charge the maximum interest rate permitted in California on the majority of our small loan portfolios. There is no corresponding interest rate limitation on installment travel sales. Increases in the interest rate we charge our customers could reduce demand for our financial products and services which, in turn, could decrease our net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Supervision and Regulation - Small Loan Business."


NEED FOR SENIOR CREDIT FACILITY

        Our ability to maintain our current level of operations and to expand our operations will be affected by the availability of financing and the terms thereof as we require substantial capital to finance our business.

        Currently, we fund our business activities under one of our subsidiary's revolving loan agreements dated August 11, 2000, as amended, with several banks, including, Union Bank of California, N.A. as agent, or the Line of Credit, which expires August 11, 2003. Although the Line of Credit permits us to borrow up to $35 million (as amended, subsequent to year-end), the amount of credit available at any one time is limited to 70% of "eligible contracts" as defined in our credit agreement.

        In addition, our inability at any time to renew or replace our Line of Credit or other senior credit facilities on acceptable terms could have a material adverse effect on our results of operations and financing condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RESTRICTIONS IMPOSED BY THE LINE OF CREDIT

        All of the assets and stock of Central Consumer Finance Company, or Central Consumer (which is our wholly-owned subsidiary), and its subsidiaries have been pledged as collateral for the amounts that Central Consumer borrows under its Line of Credit.

        The Line of Credit requires, among other things, that we maintain specific financial ratios and satisfy certain financial tests with respect to Central Consumer. At December 31, 2000, Central Consumer and subsidiaries had total assets of approximately $59.0 million and stockholders' equity of approximately $33.0 million. Our ability to meet these financial ratios and financial tests can be affected by events beyond our control, and we cannot assure that we will meet these tests. The Line of Credit also restricts, among other things, Central Consumer's ability to

        -       incur additional indebtedness;

        -       pay indebtedness prior to the date when due;

        - pay dividends, make certain other restricted payments or consummate certain asset sales;

        -       merge or consolidate with any other person;

        -       enter into certain transactions with affiliates; and

        - incur indebtedness that is subordinate in priority and right of payment to amounts outstanding under the Line of Credit.

        At present time, Central Consumer is in compliance with the financial ratios and tests. However, the breach of any of these covenants could result in a default under the Line of Credit. In the event of a default under the Line of Credit, the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the amounts, the lenders under the Line of Credit could proceed against the collateral that we granted to them to secure our indebtedness, which is a significant portion all of our and our subsidiaries' tangible assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RELATIONSHIPS WITH AIRLINES

        We derive substantially all of our travel services revenue from a combination of:

        -       sales of discounted air fares;

        - commissions on published fares for both domestic travel and travel to Latin America; and

        - performance based compensation referred to as "override commissions."

        We depend on our airlines for access to non-published fares for which we have no long-term or exclusive contracts. Our business could be hurt if the airlines we do business with:

        -       refuse to renew our contracts for non-published fares;

        -       renew the contracts on less favorable terms; or

        -       cancel our contracts.

        Non-published fares are tickets we acquire from the airlines and resell to our customers at discounts off published fares. We have contracts with 11 airlines that permit us to acquire non-published fares. These contracts are typically for a short period, are cancelable on short notice and do not require the airlines to provide us with a specific quantity of tickets or deal with us exclusively.

        A significant portion of our revenue depends on regular and override commissions paid to us by the airlines for bookings made through our travel stores and Internet sites. The airlines we do business with are not obligated to pay any specific commissions, or to pay commissions at all.

        Most recently, there has been a general trend by the airlines to reduce commissions paid to travel agents in order to reduce their distribution costs, and many travel experts believe that airlines will eliminate all commissions in the near future. In response to these changes, many travel agencies, including us, have begun to charge service fees to their customers.

        Although our domestic travel business has been subject to the same downward trends on commission rates, our commission rates on tickets to Latin America, which account for approximately 75% of our travel business, have not, historically, been subject to these general trends. From time to time, however, certain airlines have reduced commission rates on Latin American routes, but have generally reinstated them in order to meet competitive conditions. We believe that the pressure on airlines to reduce their distribution costs will continue and affect our present Latin American commission rates, and we have begun to charge service fees in certain markets where commissions have been reduced and are prepared to introduce service charges throughout all of our travel stores should conditions warrant it.

        A large percentage of our travel business depends upon a limited number of airlines and our business could be hurt if any of these carriers temporarily curtail operations, were shut down, or went out of business. In November of 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt. The suspension and ultimate cessation of Taesa Airlines had a significant adverse effect on our operations in the fourth quarter of 1999, our busiest travel season. Results for the year ended December 31, 2000 were adversely impacted and will remain as such until the Taesa route system is absorbed by other airline carriers. In response to the cessation of Taesa, Mexicana and Aeromexico, which are controlled by a common parent company, reduced commissions on routes from Tijuana to other parts of Mexico. To offset this decline in commissions, we have begun to charge our customers a service charge.

ABILITY OF THE COMPANY TO EXECUTE ITS BUSINESS STRATEGY

        Our financial performance will depend in part on our ability to:

        - successfully develop and introduce new financial products and services;

        -       integrate new travel locations into our operations;

        - generate satisfactory performance or enhance performance at these locations;

        - maintain our airline contracts and commission rates or increase our fees; and

        - enter contracts with other providers of travel and travel-related services.

        Expansion of our business may negatively impact our operating results, particularly during periods immediately following any such expansion. In addition, we cannot assure that we will be able to profitably implement our business strategy in new geographical areas. Furthermore, we may compete for expansion with companies that may have significantly greater financial resources than we do. We cannot assure that we will be able to locate suitable new locations for our travel business, or that any operations that we may open or acquire will be effectively and profitably integrated into our existing operations.

DEPENDENCE ON CALIFORNIA MARKET

        The majority of our consumer financial products business and our travel facilities are located in California and the majority of our revenues are generated in California. Therefore, our performance depends upon general economic conditions in California and Southern California, in particular, and may be adversely affected by social factors or natural disasters in California. A decline in the California economy could have a material adverse effect on our results of operations and financial condition.

COMPETITION

        The small loan consumer finance industry is a highly fragmented segment of the consumer finance industry. There are numerous small loan consumer finance companies operating in the United States. Many of these companies have substantially greater resources than we do and their entry or expansion within our markets could have a material adverse effect on our business strategy and results of our operations and financial condition. We do not believe we compete with commercial banks, savings and loans and most other consumer finance lenders, because these institutions typically do not make loans of less than $1,500.

        We compete with traditional travel agencies, ticket consolidators, Internet travel companies and with the airlines. In the United States Hispanic market, we believe that we are the largest providers of leisure air travel to Hispanic customers traveling to Latin America. We face strong competition on a regional basis from local retail operators, and also face potential competition from larger more traditional travel agencies, who may establish travel agencies or form strategic alliances in Hispanic areas in the future. Some of these agencies have greater financial and marketing resources then we do. We cannot assure that our present or future competitors will not exert significant competitive pressures on us, which could have a material adverse effect on our results of operations and financial condition.

        We compete in our recently established Internet travel business with a variety of Internet travel companies such as CheapTickets, Inc., Priceline.com, Inc. and Travelocity.com, all of which have greater brand recognition and significantly greater financial, marketing and other resources than we do. Certain of these companies may also be able to secure airline contracts from our travel providers on more favorable terms than we can obtain. We cannot be assured that we will be able to compete successfully against current and future competitors. We also face competition from travel consolidators, who sell their services directly to customers by telephone and on the Internet. As the market for online travel grows, there can be no assurance that our ticket providers will permit us to continue to sell airline tickets online.

        Among other factors, our success depends heavily on our access to non-published fares, on our brand recognition and on the ability of our systems to integrate our non-published fares with published fares to offer customers a broad choice. Our competitors may enter into strategic or commercial relationships with larger, established and well-financed companies. Some of our competitors have agreements to buy non-published fares from our major suppliers. Our competitors may be able to induce one or more of our suppliers of non-published fares, through pricing, equity or other incentives, to cease doing business with us, or to do business with us on less favorable terms. They might also be able to build strong brand recognition in the Hispanic leisure travel market, through widespread advertising and other marketing efforts.

Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns on the Internet if they began to promote Hispanic travel opportunities. Competitors may also devote substantially more resources to website and systems development than we do. Any or all of these developments could bring heavy competitive pressures to bear on us.

SEASONALITY

        Our businesses are seasonal, reflecting fluctuations in leisure travel patterns and consumer demand for small loans. Historically, travel sales increase in the second and fourth quarter of the year, reflecting summer and Christmas travel, and decline in the first and third quarter. The summer and Christmas seasonal cycles are fairly predictable, but may shift or be altered, reflecting changes in the economy, availability of airline capacity and travel prices. These seasonal fluctuations in our business directly impact our operating results and cash flow. Travel sales in general may be impacted by political instability in Latin America, terrorism, fuel price escalation, weather, airline or other travel related strikes and news of airline disasters. Historically, we experience the highest demand for our financial products and services between October and December and experience the lowest demand between January and March due to the holiday shopping season.

RELIANCE ON THIRD PARTY SYSTEMS

        Our travel business is limited to those airlines that provide comprehensive travel information through the global distribution systems we utilize. There can be no assurance that the airlines we currently have contracts with will continue to sell their services through SABRE, Amadeus and Worldspan, or that we would be able to establish new relationships to ensure uninterrupted access to a comprehensive supply of travel information should the airlines that we have relationships with elect to not use the global distribution systems, that we currently employ. In addition, we are dependent on our global distribution system supplier to continue to offer and maintain their service. Any discontinuation of its service, or any reduction in its performance, that requires us to replace such service would be disruptive to our business and could require substantial expenditures and time to transition us to an alternative global distribution system.

TRAVEL INDUSTRY DISRUPTIONS

        A decline in leisure travel or disruptions in travel generally could hurt our business. Leisure travel is highly sensitive to personal discretionary spending levels and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce leisure travel are likely to hurt our business. These may include political instability, regional hostilities, terrorism, fuel price escalation, travel-related accidents, bad weather, and airline or other travel-related strikes.

        A number of airlines are currently in various stages of negotiation with unions representing their employees. If those negotiations fail and the unions elect to strike or effect a slowdown, our business could be harmed.

GROWTH MANAGEMENT

        We have rapidly and significantly expanded our travel operations and anticipate further significant expansion. Our inability to manage growth effectively could hurt our business.

        We have added a number of key managerial and technical employees, and we expect to add additional key personnel in the future. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we plan to:

        - improve and upgrade transaction-processing, operational, customer service and financial systems and financial procedures and controls;

        - maintain and expand our relationships with various travel service suppliers, Internet portals and other travel-related website companies and other third parties necessary to our business;

        -       continue to attract, train and manage our employee base; and

        -       implement a disaster recovery program.

TECHNOLOGY

        Our computer and communications systems are vulnerable to business interruptions. Our ability to receive and fill orders through our travel call center and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. The occurrence of interruptions, delays, loss of data or the inability to accept and confirm customer reservations could hurt our travel business.

        Our online servers and our call center are located in Commerce, California; the SABRE Group's computers are located in Tulsa, Oklahoma. These systems and operations are vulnerable to damage or interruption from power loss, telecommunications failure, hacker break-ins, natural disasters and similar events.

        Although we have adopted network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These kinds of events could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could hurt our business.

SERVICE INTERRUPTIONS

        We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline industry to make airline ticket reservations. Any interruption in these third-party services or a deterioration in their performance could hurt our business. If our arrangement with any of these third parties is terminated, we may not find an alternative source of systems support on a timely basis or on commercially reasonable terms. We rely on third parties to print our airline tickets and arrange for their delivery. We rely on third parties to host our online system's infrastructure, web and database servers. We predominately rely on SABRE for our general reservations system, including customer profiling, making reservations and credit card verification and confirmations. Currently, over 90% of our computing transactions are processed through the SABRE systems.

        If we, or SABRE, ever elect to terminate the existing relationship, we would be forced to convert to another provider. This conversion could require a substantial commitment of time and resources and hurt our business.

MANAGEMENT AND KEY EMPLOYEE DEPENDENCE

        Our management team is headed by Gary Cypres, our Chairman of the Board, Chief Executive Officer and President, and consists of a number of key corporate employees, who, as our executive officers of our company and our predecessors, have contributed to the development of the businesses that now comprise Hispanic Express. The loss of the services of any of these executive officers or other key employees could hurt our business. If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

        Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense. We may not be able to attract, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in attracting a sufficient number of qualified software developers for our future online services and transaction-processing systems. The failure to retain and attract necessary technical, managerial, marketing and customer service personnel could hurt our business and impair our growth strategy. Although none of our employees are represented by a labor union, our employees may join or form a labor union.

BUSINESS EXPANSION

        Our business could be hurt if we do not offer new products and services successfully. We plan to introduce new and expanded products and services. Our inability to generate revenues from such expanded products and services or products sufficient to offset their development or offering cost could hurt our business. Such additional products and services may include secured financing products, as well as hotel, tour, cruise reservations and car rentals. We may not be able to offer such products or services in a cost-effective or timely manner and our efforts may not be successful.

        Further, any new product or service that is not favorably received by customers could damage our reputation or brand name. Expansion of our services could also require significant additional expenses and may strain our management, financial and operational resources.

ACQUISITION STRATEGIES

        Our business could be hurt if we make acquisitions that are not successful. We may in the future broaden the scope and content of our business through the acquisition of existing complementary businesses. We may not be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could hurt our business. We may consider the acquisition of companies providing similar services in other markets or in other sectors of the travel industry in the future. Future acquisitions would expose us to increased risks. These include risks associated with:

        - the assimilation of new operations, sites and personnel; the diversion of resources from our existing businesses, sites and technologies;

        - the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs;

        - the maintenance of uniform standards, controls, procedures and policies; and

        - the impairment of relationships with employees and customers as a result of integration of new businesses.

        Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

        Certain segments of the travel industry are heavily regulated by the United States and other governments. Accordingly, certain services offered by us are affected by such regulations. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could hurt our business.

        Our consumer finance business is regulated by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. These requirements and restrictions include, among other things,

        -       regulating credit granting activities;

        -       establishing maximum interest rates and charges;

        -       requiring disclosures to customers;

        -       governing secured transactions;

        -       setting collection, repossession and claims handling procedures;
                and

        - regulating insurance claims practices and procedures, and other trade practices.

        Although we believe that we are in compliance in all material respects with applicable local, state, and federal laws, rules and regulations, we cannot assure that more restrictive laws, rules and regulations will not be adopted in the future which may make compliance more difficult or expensive, restrict our ability to purchase or finance installment sales or small loans, further limited or restrict the amount of interest and other charges imposed in installment sales or small loans originated by retailers or by our company, or otherwise materially adversely affect our business or prospects. See "Supervision and Regulation."

ITEM 2. PROPERTIES

        Our executive and administrative offices occupy approximately 30,000 square feet of a building (which is owned by an affiliate company, BCE Properties II, Inc.) located at 5480 East Ferguson Drive, Commerce, California 90022, for which we pay an annual rental of $300,000, plus pro-rata shares of common area charges and taxes, pursuant to a 15 year lease.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in certain legal proceedings arising in the normal course of our business. We do not believe the outcome of these matters will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters have been submitted to a vote of our stockholders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock is listed on the OTC Bulletin Board and trades under the symbol "HXPR". There was no public market for our shares of common stock prior to the completion of the Plan on February 28, 2001. As of March 21, 2001, there were approximately, 138 beneficial holders and approximately six initial holders of record of our common stock.

DIVIDEND INFORMATION

        We have never paid and have no present intention of paying cash dividends on our common stock. We anticipate that we will retain all earnings for use in our business, and we do not anticipate paying cash dividends for the foreseeable future. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2000 and 1999 and our results of operations for the years ended December 31, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to our consolidated financial position as of December 31, 1998, and our results of operations for the year ended December 31, 1997 has been derived from our audited consolidated financial statements, which are not presented herein. The selected financial data with respect to our consolidated financial position as of December 31, 1997 and 1996 and our results of operations for the year ended December 31, 1996 are unaudited.



                             HISPANIC EXPRESS, INC.

                      SELECTED FINANCIAL AND OPERATING DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                      YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------
                                              1996              1997             1998             1999              2000
                                           -----------       -----------      -----------      -----------      -----------
STATEMENTS OF INCOME DATA:

Revenues:

     Interest income                       $    10,652       $    14,393      $    15,010      $    14,747      $    13,028
     Travel services                             2,449             8,716            8,961           14,270           14,872
     Other income (1)                            4,314             6,365            7,954           10,885            9,759
                                           -----------       -----------      -----------      -----------      -----------
         Total Revenues                         17,415            29,474           31,925           39,902           37,659
                                           -----------       -----------      -----------      -----------      -----------

Costs and Expenses:

     Operating expenses                          6,553            16,891           17,738           24,215           28,857
     Provision for credit losses                 3,744             5,318            5,952            6,531            9,406
     Interest expense                            3,200             3,406            3,212            3,202            2,930
     Depreciation and amortization                 147               750            1,151            1,556            1,826
                                           -----------       -----------      -----------      -----------      -----------
Income (loss) before taxes                       3,771             3,109            3,872            4,398           (5,360)
Provision (benefit) for income tax               1,508             1,217            1,549            1,759           (1,938)
                                           -----------       -----------      -----------      -----------      -----------
     Net income (loss)                     $     2,263       $     1,892      $     2,323      $     2,639      $    (3,422)
                                           ===========       ===========      ===========      ===========      ===========

PRO FORMA PER SHARE DATA (UNAUDITED):

Net loss per common share:
     Basic                                                                                                      $     (0.48)
     Diluted                                                                                                    $     (0.48)

Weighted average shares outstanding::
     Basic                                                                                                         7,166,000
     Diluted                                                                                                       7,166,000


(1) Other income includes administrative and membership fees charged on certain small loan contracts, late charges, revenue from the sale of insurance products and fees charged for check cashing.

                                                                 DECEMBER 31,
                               -------------------------------------------------------------------------------
                                1996               1997              1998             1999              2000
                               -------           -------           -------           -------           -------
BALANCE SHEET DATA:
Cash                           $ 5,927           $ 5,003           $ 7,847           $ 5,208           $ 4,528
Receivables, net                50,370            54,795            60,613            54,962            43,465
Total assets                    74,099            85,460            91,458            86,190            74,216
Notes payable                   40,850            40,850            40,000            40,000            23,600
Stockholder's equity            24,849            38,864            45,053            38,843            40,640


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information under "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto and other financial data, included elsewhere in this Annual Report. Certain statements under this caption relate to matters that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, airline relationships and commissions, technology, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates and government regulation. For additional information concerning these factors and others, see Item 1."Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

OVERVIEW

        In pursuit of our business strategy, we have grown by introducing financial products and travel services we felt would well serve the Hispanic community. In December of 1992, we began offering our unsecured, closed-end, small loans, generally ranging from $350 to $1,500, for personal, family or household purposes. On June 1995, we commenced our travel services business and began offering financing for the travel tickets we sold. In 1996, we expanded our travel business by assuming the leases to 70 retail locations, which had previously offered travel services.

        In May 1997, we introduced a financial product involving the issuance of a card, called an "Efectiva Card." The Efectiva Card provides our customers with the ability to access their established lines of credit with us by withdrawing cash from our cash dispensing machines. Our cash dispensing machines are proprietary and are not part of any network system. At December 31, 2000, we operated cash dispensing machines in eight of our finance and travel locations.

        In October 1997, we entered into an agreement with Kmart to install our cash dispensing machines at 10 Kmart locations in Southern California. In January 1998, Kmart and we agreed to expand the relationship and install cash dispensing machines in additional Kmart stores. We had machines in 35 Kmart locations, and in 26 other locations which we own or operate, at the end of December 31, 1999. In the fourth quarter of 2000, we terminated the agreement with Kmart and had no cash dispensing machines in Kmart locations at December 31, 2000.

        Historically, we provided payroll check cashing services to our customers free of charge when they come into our finance centers to pay on their accounts. In mid-1998, however, we began to charge for such services and to offer cashing services in certain of our loan centers.

        In March 1999, we again expanded our travel business by assuming the leases to 24 retail locations, which had previously offered travel services. During the last six months of 1999, we began to significantly build our infrastructure to support our Internet travel business and in the first half of 2000 we increased our advertising expenditures for this business. In July 2000, in response to changing market conditions, we made a decision to curtail our Internet activities, including, reducing staff levels, advertising and other related costs, and we wrote-off approximately $0.2 million of in-process software development costs which we decided not to complete, and recorded severance charges of approximately $0.3 million.

        In September 2000, we closed six check cashing locations which were not performing satisfactorily, and recorded a charge of approximately $0.8 million, representing the write-off of leasehold improvements, fixed assets and future discounted rent at these locations. In the fourth quarter of 2000, certain of our loan and travel locations were negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and deteriorating economic conditions in the market we serve, our delinquencies have increased in our small loan portfolio and this resulted in an increase in the provision for bad debts of approximately $2.9 million for the year ended December 31, 2000. In the fourth quarter of 2000, we reevaluated our current charge-off policy and charged-off accounts which were past due at December 31, 2000 and which did not make any payments after year end and began to implement a program to reduce customer credit limits on our Efectiva Card to amounts generally not to exceed $500. In the fourth quarter of 2000, we also made a decision to replace our computer system and recorded a charge in the amount of $1.4 million to buyout the old computer system lease and write-off certain software costs.

        Since December 31, 1998, our overall portfolio of net finance receivables has declined primarily as a result of a decrease in our Small Loan Portfolio reflecting more stringent credit approval guidelines, decreased customer credit lines and increased competition from major credit card companies seeking to penetrate the Hispanic market in the geographic areas in which we operate. The decline in the balance in our Small Loan Portfolio which we expect to continue has resulted in a declining level of interest income earned on our finance receivables portfolio as shown under "Financial Trends."

        During the year ended December 31, 2000, our portfolio of net finance receivables continued to decline and amounted to $43.5 million at December 31, 2000 compared to $55.0 million at December 31, 1999.

        As a result of the changes in products and services offered and changes in distribution channels, results of operations are not readily comparable from year to year or from period to period, and are not necessarily indicative of future operating results.

FINANCIAL TRENDS

PORTFOLIOS

The following sets forth certain information relating to our portfolios for the periods indicated:


                                                                     SMALL LOAN PORTFOLIO
                                                                    (DOLLARS IN THOUSANDS,
                                                                 EXCEPT AVERAGE CONTRACT BALANCE)
                                                                     YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                           1998               1999                2000
                                                          -------            -------            -------
Gross receivable (at end of period)                       $62,248            $56,411            $43,157
Deferred interest (at end of period)                          445                674                524
                                                          -------            -------            -------
Net receivable (at end of period)                          61,803             55,737             42,633
Deferred administrative fees, ATM fees
  and insurance revenues (at end of period)                 2,169              1,865              1,581
                                                          -------            -------            -------

Net carrying value                                        $59,634            $53,872            $41,052
                                                          =======            =======            =======
Average net receivable (1)                                $55,312            $56,640            $48,703
Number of contracts (at end of period)                     95,403             87,118             70,758
Average net contract balance                              $   558            $   627            $   580

Total interest income (2)                                  13,792             13,584             11,867

Total administrative fee and ATM fee income                 3,433              3,870              3,437

Late charge and extension fee income                           73              1,926              1,954
Provision for credit losses                                 5,329              6,241              9,154
Provision for credit loss as a percentage
  of average net receivable                                   9.6%              11.0%              18.8%
Net write-offs                                              7,904              6,319             10,450
Net write-offs as a percentage of
  average net receivable                                     14.3%              11.6%              21.4%
Average interest rate on average net receivable              24.9%              24.0%              24.4%

(1) Average net receivable is defined as the average gross receivables less the average deferred interest and insurance.

(2) Amounts represent interest on the small loan portfolio, excluding administrative and membership fees, late and other included in other income in the consolidated statements of income appearing elsewhere herein.

                                                           TRAVEL FINANCE PORTFOLIO
                                                         (DOLLARS IN THOUSANDS, EXCEPT
                                                           AVERAGE CONTRACT BALANCE)
                                                           YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                  1998                1999               2000
                                                 -------            -------            -------
Gross receivable (at end of period)              $ 4,988            $ 4,929            $ 4,855
Deferred interest (at end of period)                 432                440                507
                                                 -------            -------            -------
Net receivable (at end of period)                $ 4,556            $ 4,489            $ 4,348
                                                 =======            =======            =======

Average net receivables (1)                        4,775              4,455              4,503
Number of contracts (at end of period)            12,250             11,506             10,569
Average net contract balance                     $   365            $   375            $   411

Total interest income                              1,218              1,163              1,161
Late charge and extension fee income                 176                216                214

Provision for credit losses                          623                290                252
Provision for credit loss as a
  percentage of average net receivable              13.0%               6.5%               5.5%
Net write-off's                                      776                290                324
Net write-off's as a percentage
  of average net receivable                         16.3%               6.5%               7.1%

Average interest rate on
  average net receivable                            25.9%              26.1%              25.8%


(1) Average net receivable is defined as the average gross receivables, less the average deferred interest.


        The following sets forth certain information relating to our portfolios for the periods indicated.


ANALYSIS OF CHANGES IN NET INTEREST INCOME

        The following table separates the changes in net interest income between changes in average balances, or Volume, and average rates, or Rate, for the average net receivables of the small loan and travel portfolio (dollars in thousands) for the periods presented.


                                YEARS ENDED                        YEARS ENDED                     YEARS ENDED
                              DECEMBER 31, 1998                DECEMBER 31, 1999                 DECEMBER 31, 2000
                                   VERSUS                             VERSUS                          VERSUS
                               DECEMBER 31, 1997               DECEMBER 31, 1998                  DECEMBER 31, 1999
                         ---------------------------      ----------------------------     ----------------------------
                         VOLUME      RATE      TOTAL      VOLUME       RATE      TOTAL     VOLUME       RATE      TOTAL
                         ------      ----      -----      ------       ----      -----     ------       ----      -----
Increase (decrease)
in interest income
Small Loan Portfolio       956       (220)       736        318       (526)      (208)    (1,912)       195     (1,717)
Travel Portfolio          (118)        15       (103)       (84)        12        (72)        12        (14)        (2)

CREDIT QUALITY

        The provision for credit losses in our small loan and travel portfolios are made following the origination of loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogenous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. In 1998, we changed our policy to automatically charge-off delinquent accounts over 150 days past due. Prior to that, we generally charged off delinquent accounts when they were 181 days and beyond past due. We accrue interest up to the time we charge off an account. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and a deteriorating economic climate, our delinquencies have increased and in response we tightened our credit guidelines and we reevaluated our current charge-off policies and charged-off accounts that were past due at December 31, 2000 and which did not make any payments after year end and we began to implement a program to reduce customer credit limits on our Efectiva Card to amounts generally not to exceed $500.

        The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Our management's periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions.

        For information concerning our provisions for credit loses and charge-offs experienced in our small loan and travel portfolios, see "Financial Trends - Portfolios" above.

PAYMENT AND COLLECTIONS

        Industry studies estimate that a significant percentage of the adult population in the United States do not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule or statement that we provide to them. The vast majority of our customers make their payments in cash at our payment facilities in Banner's Central Electric's stores.

        We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or small loan contract the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn over the account to our credit collectors. Under our guidelines, we generally charge off and turn over an account to a collection agency when we determine that the account is uncollectible.

DELINQUENCY EXPERIENCE AND ALLOWANCE FOR CREDIT LOSSES

        Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.


                                                            FINANCE RECEIVABLES(1)
                                                            (DOLLARS IN THOUSANDS)
                                                           YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998                 1999                  2000
                                              --------             --------             ----------
Past due accounts  31 days or
  more (gross receivable)                     $  2,779             $  3,113             $     859

Accounts with  payments 31 days or
  more past due as a percentage of
  end of period gross receivables                  4.1%                 5.1%                  1.8%

Allowance for credit losses                   $  3,059             $  2,981             $   1,613

Allowance for credit losses as
  a percentage of net receivables                  4.6%                 4.9%                  3.4%


(1) Includes receivables in our small loan and travel finance portfolios

        In 1997, delinquencies and net write-offs in our receivable portfolios increased to levels which were substantially higher than those we have historically experienced in such portfolios. Delinquency and write-offs trends improved in 1998, but began to increase again in the year ended December 31, 1999 and 2000. The increases occurred primarily with respect to our existing customers, rather than new credit customers. We believe these increases were a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace, coupled with uncertainty over legislative reforms potentially impacting our customers and their extended families. Additionally, delinquency trends were negatively impacted in the year ended December 31, 2000 by a five-week bus strike in the Los Angeles area and a deteriorating economic climate in the market we serve. Both the accounts with payments 31 days or more past due as a percentage of end of period gross receivables, and the allowance for credit losses as a percentage of net receivables increased from 4.1% and 4.6%, respectively, as of December 31, 1998 to 5.1% and 4.9%, respectively, as of December 31, 1999. As a result of the increased delinquencies, we increased our allowance for credit losses to $3.0 million at December 31, 1999. As of December 31, 2000, the accounts with payments 31 days or more past due as a percentage of the end of period gross receivables, and the allowance for credit losses as a percentage of net receivables, decreased from 5.1% and 4.9%, respectively, as of December 31, 1999 to 1.8% and 3.4%, respectively, as of December 31, 2000 due to our decision in December 2000 to charge-off accounts at year-end that were past due and which did not make any payments after year end. As a result of the increased delinquencies, we increased our provision for credit losses by $2.9 million for the year ended December 31, 2000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        Total revenues in the year ended December 31, 2000 decreased to $37.7 million from $39.9 million in the year ended December 31, 1999, a decrease of $2.2 million or 5.6%.

        Total interest income for the year ended December 31, 2000 decreased to $13.0 million from $14.7 million in the year ended December 31, 1999, a decrease of $1.7 million or 11.7%. This decrease was primarily due to a decrease of $1.7 million in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $48.7 million for the year ended December 31, 2000 compared to the average balance of $56.6 million for the year ended December 31, 1999.

        Revenues earned on the sales of travel services increased to $14.9 million for the year ended December 31, 2000 compared to $14.3 million in the year ended December 31, 1999, an increase of $0.6 million or 4.2%. This increase was primarily due to the full year of operation of 38 new travel stores in 2000 whose leases were assumed from outside parties at various times in 1999.

        Other income for the year ended December 31, 2000 decreased to $9.8 million from $10.9 million in the year ended December 31, 1999, a decrease of $1.1 million or 10.3%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.4 million, and a decrease of $1.1 million of income earned on our sale of credit insurance products, which were offset by an increase of $0.4 million in check cashing fees.

        The decrease in income from our Efectiva membership and administrative fees and insurance products was primarily due to a decrease in the average balance of the small loan portfolio in the year ended December 31, 2000 compared to the year ended December 31, 1999. The average interest rate earned on the small loan portfolio was 24.4% for the year ended December 31, 2000 compared to 24.0% in the year ended December 31, 1999. The increase in check cashing fees was primarily attributable to increases in fees charged on this service and an increase in the number of locations offering this service.

        Operating expenses for the year ended December 31, 2000 increased to $28.9 million from $24.2 million in the year ended December 31, 1999, an increase of $4.7 million or 19.2%. Of this increase $2.1 was attributable to expenses related to the expansion of our travel business, $1.0 million was attributable to the write-off of software development costs, severance costs and increased advertising expenditures for our Internet travel business, which we decided to curtail in July of 2000, $0.8 million was attributable to our decision to replace our computer system and buyout the old computer system lease, $0.8 million was attributable to charges incurred in connection with our decision to terminate our agreement with Kmart and eliminate our cash dispensing machines at 35 Kmart locations and shut down six check cashing locations which were not performing satisfactorily.

        The provision for credit losses in the year ended December 31, 2000 increased to $9.4 million from $6.5 million in the year ended December 31, 1999, an increase of $2.9 million or 44.0%. This increase was primarily attributable to increased write-offs and delinquencies in the small loan portfolio.

        Interest expense for the year ended December 31, 2000 decreased to $2.9 million from $3.2 million in the year ended December 31, 1999, a decrease of $0.3 million or 8.5%. This decrease is primarily due to a declining average balance of debt outstanding in the year ended December 31, 2000 compared to the year ended December 31, 1999.

        Depreciation and amortization for the year ended December 31, 2000 increased to $1.8 million from $1.6 million in the year ended December 31, 1999, an increase of $0.2 million or 17.4% primarily due to increased amortization of goodwill resulting from the assumption of leases for our new travel stores.

        As a result of the foregoing factors, net loss in the year ended December 31, 2000 was $3.4 million compared to net income of $2.6 million in the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        Total revenues in the year ended December 31, 1999 increased to $39.9 million from $31.9 million in the year ended December 31, 1998, an increase of $8.0 million or 25.0%.

        Total interest income for the year ended December 31, 1999 decreased to $14.7 million from $15.0 million in the year ended December 31, 1998, a decrease of $0.3 million or 1.8%. This decrease was primarily due to a decrease in interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio for the year ended December 31,1999 compared to the average balance for the year ended December 31, 1998. The average interest rate we earned on the small loan portfolio was 24.0% in the year ended December 31, 1999 compared to 24.9% in the year ended December 31, 1998.

        Revenues earned on the sales of travel services increased to $14.3 million for the year ended December 31,1999 compared to $9.0 million for the year ended December 31, 1998, an increase of $5.3 million or 59.2%. This increase was primarily due to the operations of 38 travel locations on leases assumed during 1999, increases in revenues from existing travel stores and improvements in override commissions earned in 1999.

        Other income for the year ended December 31, 1999 increased to $10.9 million from $8.0 million in the year ended December 31, 1998, an increase of $2.9 million or 36.8%. Other income in the year ended December 31, 1999 includes an increase of $1.9 million in late fees we charged on the small loan portfolio. A change in the law, effective January 1, 1999, allowed us to charge late fees on a greater portion of our small loan portfolio. The remaining increase of $1.0 in other income for the year ended December 31, 1999 was primarily due to an increase in administration and membership fees of $0.4 million and an increase of $0.4 million in check cashing income as a result of increasing fees we charge and the volume of checks we cashed.

        Operating expenses for the year ended December 31, 1999 increased to $24.2 million from $17.7 million in the year ended December 31, 1998, an increase of $6.5 million or 36.5%. Of this increase, approximately $4.1 million was attributable to the expansion of the travel business, $0.6 million was due to increases in direct expenses relating to increased check cashing activities, $0.3 million was due to costs incurred in connection with our attempt to acquire Mission Savings and Loan and $1.5 million was due to increases in corporate overhead.

        The provision for credit losses in the year ended December 31, 1999 increased to $6.5 million from $6.0 million in the year ended December 31, 1998, an increase of $0.5 million or 10.6%. This increase was primarily attributable to increased delinquencies.

        Interest expense for the year ended December 31, 1999 of $3.2 million remained flat with the amount incurred for the year ended December 31, 1998.

        Deprecation and amortization for the year ended December 31, 1999 increased to $1.6 million from $1.2 million in the year ended December 31, 1998 an increase of $0.4 million or 35.2%. The increase was primarily due to increased amortization of goodwill resulting from assumption of leases for travel stores in 1999.

        As a result of the foregoing factors, net income in the year ended December 31, 1999 increased to $2.6 million compared to $2.3 million in the year ended December 31, 1998, an increase of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily through cash flow generated from operations, borrowings under our lines of credit and periodic capital contributions made by Central Financial.

        Net cash provided from operations totaled $10.6 million, $15.5 million and $13.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998 the source of cash primarily consisted of net operating income after non-cash items. Non-cash items in each of 2000, 1999 and 1998 included depreciation and amortization, loss on disposal of fixed assets, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities in each of the years included cash flows from increases (decreases) in notes receivable, prepaid expenses and other assets, accrued expenses and other current liabilities, and other intangibles.

        Net cash used in investing activities totaled $0.1 million, $9.2 million and $12.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash used in investing activities in each of the years consisted of installment contracts and other contract receivables collected (originated), capital expenditures and the purchase of leasehold interests.

        Net cash used in financing activities totaled $11.2 million and $8.8 million in the years ended December 31, 2000 and 1999, respectively, and net cash provided by financing activities totaled $3.0 million for the year ended December 31, 1998. In 2000, net cash used in financing activities consisted of repayment of notes payable totaling $16.4 million, capital contributions from Central Financial in the amount of $5.3 and purchase of treasury stock of $0.1 million in 2000. In 1999, net cash used in financing activities consisted of capital distributions to Central Financial in the amount of $8.1 million and purchase of treasury stock of $0.7 million. In 1998, net cash provided by financing activities consisted of capital contributions from Central Financial in the amount of $3.9 offset by the repayment of long-term debt of $0.9 million.

        We require substantial capital to finance our business. Consequently, our current level of operations and our ability to expand will be affected by the availability of financing and the terms thereof. Currently, we fund operations and receivable financing activities with borrowings made by Central Consumer, our 100% owned subsidiary, under the Line of Credit which expires August 11, 2003. Central Consumer and all of its significant subsidiaries are guarantors under the Line of Credit. At December 31, 2000, Central Consumer had total assets of $59.0 million and stockholders' equity of approximately $33.0 million. Central Consumer has pledged substantially all of its assets, including its receivables and the stock of all of its significant subsidiaries as collateral for the amounts it borrows under the Line of Credit. The maximum amount available under the Line of Credit, as amended, is $35 million (as amended, subsequent to year end). However, the amount of credit available at any one time under the Line of Credit is limited to 70% of eligible contracts. As of December 31, 2000 the total amount available to us was $33.7 million, of which approximately $24.2 million was outstanding, including letters of credit. Central Consumer pays commitment fees to the lenders for the unused portion of the Line of Credit. These commitment fees are equal to 37.5 basis points per year times the average daily amount by which the maximum amount available under the Line of Credit exceed the amount we have borrowed under the line.

        Interest on amounts outstanding under the Line of Credit is, at the option of Central Consumer, equal to either (a) 87.5 basis points above the higher of the prime rate Union Bank of California, N.A. announces or the federal funds rate plus 50 basis points, or (b) 225 basis points above the interest rate per annum at which Union Bank of California, N.A., deposits in dollars to prime banks in the London Eurodollar market. Borrowings under the Line of Credit bore interest at the average rate of 9.1% in 2000.

        The Line of Credit restricts, among other things, Central Consumer's ability to (1) incur additional indebtedness; (2) pay indebtedness prior to the date when due; (3) pay dividends, make certain other restricted payments or consummate certain assets sales; (4) merge or consolidate with any other person;
(5) enter into certain transactions with affiliates; (6) incur indebtedness that is subordinate in priority and right of payment to amounts outstanding under the Line of Credit; and, (7) make future acquisitions in excess of an aggregate amount.

        The Line of Credit also contains certain restrictive covenants that require, among other things, Central Consumer to maintain specific financial ratios and to satisfy certain financial tests. These include: (a) Interest Coverage Ratio (as defined in the Line of Credit) as of the end of each quarter of not less than 1.75 to 1.00 for the period August 11, 2000 to July 31, 2001 and 2.25 to 1.00, thereafter; and, (b) Leverage Ratio (as defined in the Line of Credit) as of the end of each quarter of no more than 2.00 to 1.00. Central Consumer is also required to maintain a Tangible Net Worth (as defined in the Line of Credit) as of the end of each quarter of not less than $23.5 million, plus an amount equal to 75% of Net Income (as defined in the Line of Credit) earned in each quarter (with no deduction for a net loss in a quarter), plus an amount equal to 75% of the aggregate increases in stockholders' equity as a result of the sale of any of Central Consumer's capital stock. The breach of any of these covenants or other terms of the Line of Credit could result in a default under the Line of Credit, in which event the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. At December 31, 2000, Central Consumer was in compliance with the financial ratios and tests.

        Based on our current business plan, we expect our existing capital resources will adequately satisfy our long-term working capital requirements through the period of our Line of Credit which expires August 11, 2003. Future working capital requirements, however, depend on many factors, including our ability to execute on our business plan.

        In addition, our inability at any time to renew or replace our Line of Credit or other senior credit facilities on acceptable terms could have a material adverse effect on our results of operations and financial condition. See " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Restrictions Imposed by the Line of Credit," and " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Need for Senior Credit Facility."

        Our Board of Directors has authorized open-market purchases of up to 3 million shares of our common stock, subject to applicable law and depending on market considerations and other considerations that may affect open market repurchases of such shares pursuant to authorization from time to time. Any decision to purchase such shares will be based on the price of such shares and whether we have capital available for such purchase.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. The effective date of SFAS No. 133 was delayed by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferrral of the Effective Date of SFAS No. 133," until fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment by FASB Statement No. 133" issued in June 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the changes in the fair value of a derivative depends on its classification as a hedging instrument or trading instrument.

        The Company adopted these statements on January 1, 2001. Adoption of these statements did not have a material effect on the Company's financial position or results of operations. The Company does not currently own any derivative instruments.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2000 and 1999:



                                                                                2000
                                                              -----------------------------------------
                                                              DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                                              --------   ---------   --------   -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                       $8,986     $9,725      $9,392     $ 9,556
Income (loss) before provision
 (benefit) for income taxes                                   (4,216)    (1,165)         30          (9)
Net income (loss)                                             (2,735)      (700)         18          (5)

Pro forma net income (loss)
    per common share:
    Basic                                                     $(0.38)    $(0.10)     $   --      $   --
    Diluted                                                   $(0.38)    $(0.10)     $   --      $   --

                                                                                1999
                                                              -----------------------------------------
                                                              DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                                              --------   ---------   --------   -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue                                                       $10,398    $10,855     $9,898     $8,751
Income (loss) before provision
  (benefit) for income taxes                                     (366)     1,731      1,576      1,457
Net income (loss)                                                (217)     1,037        945        874

Pro forma net income (loss)
    per common share:
    Basic                                                      $(0.03)    $ 0.14      $0.13      $0.12
    Diluted                                                    $(0.03)    $ 0.14      $0.13      $0.12


The following items summarize the material and unusual items that impacted the 2000 and 1999 quarterly results of operations:

- In the fourth quarter of 2000, the Company made a decision to replace its computer system and recorded a charge in the amount of $1.4 million to buyout the old computer system lease and write-off certain software costs.

- In September 2000, the Company decided to reduce the number of Kmart locations in which we had our cash dispensing machines and to close 6 check cashing locations which were not performing satisfactorily, and recorded a charge of approximately $0.8 million, representing the write-off of leasehold improvements, fixed assets and future discounted rent at these locations.

- In July 2000, in response to changing market conditions, the Company curtailed its travel internet activities including, reducing staff levels, advertising and other related costs, and we wrote-off approximately $0.2 million in process software development costs which we decided not to complete and recorded severance charges of approximately $0.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The risk management discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of interest rate risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to changes in our debt mix and developments in the global financial markets. The analytical methods we use to assess and mitigate these risks should not be considered projections of future events or operating performances.

        We are exposed to interest rate risk in the form of variable interest rates on the Line of Credit held by our wholly owned subsidiary. For the year ended December 31, 2000, 1999 and 1998, the average interest rate charged on the Company's lines of credit, which were $23.6 million at December 31, 2000 and $40.0 million at December 31, 1999 and 1998, was 9.1%, 8.8% and 7.7%,
respectively.

        For an immediate 1.0% increase in interest rates, projected after-tax earning would decline approximately $0.1 million in 2001 and $0.1 million in 2002. An immediate 1.0% rise in interest rates is a hypothetical rate scenario used to estimate risk, and does not currently represent management's expectations of future market developments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for our financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        None.

                                    PART III


        The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate by reference in this Annual Report the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board-- Proposal 1: Elect Four Directors -- Nominees," "Information About Directors and Executive Officers," and "Information About Hispanic Express Common Stock Ownership -- Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2000?" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

        We incorporate by reference in this Annual Report the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Hispanic Express Common Stock Ownership-- Compensation Committee Interlocks and Insider Participation" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About CFAC Common Stock Ownership" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate herein by reference in this Annual Report the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers-- Certain Relationships and Related Transactions" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as part of this report.

        FINANCIAL STATEMENT SCHEDULES. All financial statement schedules, except for Schedule II, are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

        LIST OF EXHIBITS. The following is a list of exhibits filed as a part of this report, including any management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report. Such management contracts or compensatory plans or arrangements are identified in the list below.



EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
3.1               Certificate of Incorporation, as amended*

3.2               Bylaws*

4                 Form of specimen common stock certificate*

10.1              Hispanic Express, Inc. 2000 Stock Option Plan*

10.2              Hispanic Express, Inc. Supplemental Executive Retirement Plan*

10.3              Hispanic Express, Inc. Executive Deferred Salary and Bonus
                  Plan*

10.4              Employment Agreement dated September 6, 2000 between Hispanic
                  Express, Inc. and Gary M. Cypres*

10.5              Contribution Agreement dated September 6, 2000 among Central
                  Financial Acceptance Corporation and Hispanic Express, Inc.*

10.6              Operating Agreement dated September 6, 2000 between Hispanic
                  Express, Inc. and Banner Central Finance Company*

10.7              Tax Sharing Agreement dated September 6, 2000 among Central
                  Financial Acceptance Corporation, Hispanic Express, Inc. and
                  Banner Central Finance Company*

10.8              [Reserved]



------------------

*       Previously filed in Registration Statement Form 10 filed on October 11,
        2000.

10.9              Service Mark License Agreement dated September 6, 2000 among
                  Banner's Central Electric, Inc. and Hispanic Express, Inc.*

10.10             Indemnification Agreement dated September 6, 2000 between
                  Hispanic Express, Inc. and certain directors and/or officers*

10.11             Credit Agreement dated as of August 11, 2000 among Central
                  Consumer Finance Company, the named Lenders and Union Bank of
                  California, N.A. as Agent*

10.12             Pledge Agreement dated as of August 11, 2000 among Central
                  Financial Acceptance Corporation and Union Bank of California,
                  N.A. as Agent*

10.13             Guaranty dated as of August 11, 2000 among Central Check
                  Cashing, Inc., Central Consumer Company of Nevada, and Union
                  Bank of California, N.A. as Agent*

10.14             Security Agreement dated as of August 11, 2000 among Central
                  Consumer Finance Company, Central Check Cashing, Inc., Central
                  Consumer Company of Nevada and Union Bank of California, N.A.
                  as Agent*

11 Statement of Computation of Earnings Per Share (this exhibit is omitted because the information is shown in the financial statements and the notes thereto)*

21                List of Subsidiaries of Hispanic Express, Inc.*

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)     EXHIBITS

        Reference is made to the Exhibit Index and exhibits filed as part of this report.

(d)     ADDITIONAL FINANCIAL STATEMENTS

        Not applicable.



--------------------

*       Previously filed in Registration Statement Form 10 filed on October 11,
        2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2001.



                                      HISPANIC EXPRESS, INC.


                                      By: /s/ Gary M. Cypres
                                          -------------------------------------
                                          Gary M. Cypres
                                          Chairman of the Board,
                                          President and Chief Executive Officer



               SIGNATURE                                           TITLE                                    DATE
               ---------                                           -----                                    ----
          /s/ Gary M. Cypres                      Chairman of the Board of Directors,                  March 30, 2001
---------------------------------------           President and Chief Executive Officer
            Gary M. Cypres

          /s/ Howard Weitzman                     Vice President and Chief Financial Officer           March 30, 2001
---------------------------------------
            Howard Weitzman

     /s/ Salvatore J. Caltagirone                 Director                                             March 30, 2001
---------------------------------------
       Salvatore J. Caltagirone

       /s/ Jose de Jesus Legaspi                  Director                                             March 30, 2001
---------------------------------------
         Jose de Jesus Legaspi

         /s/ William R. Sweet                     Director                                             March 30, 2001
---------------------------------------
           William R. Sweet

                                  EXHIBIT INDEX




EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
3.1               Certificate of Incorporation, as amended*

3.2               Bylaws*

4                 Form of specimen common stock certificate*

10.1              Hispanic Express, Inc. 2000 Stock Option Plan*

10.2              Hispanic Express, Inc. Supplemental Executive Retirement Plan*

10.3              Hispanic Express, Inc. Executive Deferred Salary and Bonus
                  Plan*

10.4              Employment Agreement dated September 6, 2000 between Hispanic
                  Express, Inc. and Gary M. Cypres*

10.5              Contribution Agreement dated September 6, 2000 among Central
                  Financial Acceptance Corporation and Hispanic Express, Inc.*

10.6              Operating Agreement dated September 6, 2000 between Hispanic
                  Express, Inc. and Banner Central Finance Company*

10.7              Tax Sharing Agreement dated September 6, 2000 among Central
                  Financial Acceptance Corporation, Hispanic Express, Inc. and
                  Banner Central Finance Company*

10.8              [Reserved]

10.9              Service Mark License Agreement dated September 6, 2000 among
                  Banner's Central Electric, Inc. and Hispanic Express, Inc.*

10.10             Indemnification Agreement dated September 6, 2000 between
                  Hispanic Express, Inc. and certain directors and/or officers*

10.11             Credit Agreement dated as of August 11, 2000 among Central
                  Consumer Finance Company, the named Lenders and Union Bank of
                  California, N.A. as Agent*

10.12             Pledge Agreement dated as of August 11, 2000 among Central
                  Financial Acceptance Corporation and Union Bank of California,
                  N.A. as Agent*

10.13             Guaranty dated as of August 11, 2000 among Central Check
                  Cashing, Inc., Central Consumer Company of Nevada, and Union
                  Bank of California, N.A. as Agent*


-----------------

*       Previously filed in Registration Statement Form 10 filed on October 11,
        2000.

10.14             Security Agreement dated as of August 11, 2000 among Central
                  Consumer Finance Company, Central Check Cashing, Inc., Central
                  Consumer Company of Nevada and Union Bank of California, N.A.
                  as Agent*

11 Statement of Computation of Earnings Per Share (this exhibit is omitted because the information is shown in the financial statements and the notes thereto)*

21                List of Subsidiaries of Hispanic Express, Inc.*



(b)     REPORTS ON FORM 8-K

(c)     EXHIBITS

        Reference is made to the Exhibit Index and exhibits filed as part of this report.

(d)     ADDITIONAL FINANCIAL STATEMENTS

        Not applicable.



---------------------

*       Previously filed in Registration Statement Form 10 filed on October 11,
        2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants...............................................................F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets..........................................................................F-3
  Consolidated Statements of Income....................................................................F-4
  Consolidated Statements of Stockholders' Equity......................................................F-5
  Consolidated Statements of Cash Flows................................................................F-6
  Notes to Consolidated Financial Statements...........................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Hispanic Express, Inc.:

        We have audited the accompanying consolidated balance sheets of Hispanic Express, Inc., a Delaware corporation, and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hispanic Express, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Los Angeles, California
March 19, 2001

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                             2000                   1999
                                                          -----------            -----------
ASSETS

Cash                                                      $ 4,528,000            $ 5,208,000

Finance receivables, net                                   43,465,000             54,962,000

Prepaid expenses and other current assets                     950,000              1,148,000

Note receivable from affiliate                                     --                890,000

Deferred income taxes                                         946,000              1,501,000

Income taxes receivable                                     3,903,000              1,400,000

Property and equipment, net                                 7,935,000              8,413,000

Intangible and other assets, net                           12,489,000             12,668,000
                                                          -----------            -----------
TOTAL ASSETS                                              $74,216,000            $86,190,000
                                                          ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                             $23,600,000            $40,000,000

Accrued expenses and other current liabilities              8,522,000              7,347,000

Note payable to related party                               1,213,000                     --

Accounts payable to related party                             241,000                     --
                                                          -----------            -----------
TOTAL LIABILITIES                                          33,576,000             47,347,000
                                                          -----------            -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Group equity                                               40,640,000             38,843,000
                                                          -----------            -----------
Total stockholders' equity                                 40,640,000             38,843,000
                                                          -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $74,216,000            $86,190,000
                                                          ===========            ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                           YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                    2000               1999                1998
                                                ------------        ------------       ------------
REVENUES

Interest income

  Small loan portfolio                          $ 11,867,000        $ 13,584,000       $ 13,792,000
                                                ------------        ------------       ------------
  Travel finance portfolio                         1,161,000           1,163,000          1,218,000
                                                ------------        ------------       ------------
Total interest income                             13,028,000          14,747,000         15,010,000

Travel services, net                              14,872,000          14,270,000          8,961,000

Other income                                       9,759,000          10,885,000          7,954,000
                                                ------------        ------------       ------------
Total revenues                                    37,659,000          39,902,000         31,925,000
                                                ------------        ------------       ------------

COSTS AND EXPENSES

Operating expenses                                28,857,000          24,215,000         17,738,000

Provision for credit losses                        9,406,000           6,531,000          5,952,000

Interest expense                                   2,930,000           3,202,000          3,212,000

Depreciation and amortization expense              1,826,000           1,556,000          1,151,000
                                                ------------        ------------       ------------
Total costs and expenses                          43,019,000          35,504,000         28,053,000
                                                ------------        ------------       ------------

Income (loss) before provision for income
   taxes                                          (5,360,000)          4,398,000          3,872,000

Provision (benefit) for income taxes              (1,938,000)          1,759,000          1,549,000
                                                ------------        ------------       ------------
Net income (loss)                               $ (3,422,000)       $  2,639,000       $  2,323,000
                                                ============        ============       ============

Pro forma net loss per common share:
(unaudited):

  Basic                                         $      (0.48)
  Diluted                                       $      (0.48)

Pro forma shares used in calculating pro forma net loss per common share:

  Basic                                            7,166,000
  Diluted                                          7,166,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                               GROUP EQUITY
                                                                               -------------
Balance, December 31, 1997                                                      $ 38,864,000
Capital contribution from related party                                            3,866,000
Net income for the year ended December 31, 1998                                    2,323,000
                                                                                ------------
Balance, December 31, 1998                                                        45,053,000
Capital distribution to related party                                             (8,143,000)
Retirement of treasury stock of predecessor company                                 (706,000)
Net income for the year ended December 31, 1999                                    2,639,000
                                                                                ------------
Balance, December 31, 1999                                                        38,843,000
Capital contribution from related party                                            5,266,000
Retirement of treasury stock of predecessor company                                  (47,000)
Net loss for the year ended December 31, 2000                                     (3,422,000)
                                                                                ------------
Balance, December 31, 2000                                                      $ 40,640,000
                                                                                ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                        2000              1999              1998
                                                    ------------      ------------      ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                                   $ (3,422,000)     $  2,639,000      $  2,323,000
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Loss on disposal of fixed assets                     1,725,000                --                --
  Depreciation and amortization                        1,826,000         1,556,000         1,151,000
  Provision for credit losses                          9,406,000         6,531,000         5,952,000
  Deferred income taxes                                  555,000           382,000         1,209,000
  Accounts payable and note receivable from            2,344,000         1,588,000         2,514,000
     affiliates, net
  Changes in assets and liabilities:
     Prepaid expenses and other assets                (2,305,000)          617,000          (633,000)
     Restricted cash                                          --         1,195,000          (265,000)
     Accrued expenses and other
       current liabilities                             1,175,000           942,000           661,000
     Other intangible assets                            (690,000)               --           184,000
                                                    ------------      ------------      ------------
Net cash provided by operating activities             10,614,000        15,450,000        13,096,000
                                                    ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other
  contract receivables
  (originated & acquired) collected,
  net of recoveries                                    2,091,000          (878,000)      (11,189,000)
Capital expenditures                                  (2,204,000)       (2,920,000)       (1,449,000)
Purchase of leasehold interests and other                     --        (5,442,000)               --
                                                    ------------      ------------      ------------
 Net cash used in investing activities                  (113,000)       (9,240,000)      (12,638,000)
                                                    ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                   --                --          (850,000)
Repayment of notes payable                           (16,400,000)               --                --
Capital contribution from
  (distribution to) related party                      5,266,000        (8,143,000)        3,866,000
Purchase of treasury stock of predecessor company        (47,000)         (706,000)               --
                                                    ------------      ------------      ------------
Net cash provided by (used in)
  financing activities                               (11,181,000)       (8,849,000)        3,016,000
                                                    ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH                         (680,000)       (2,639,000)        2,844,000
CASH, BEGINNING OF PERIOD                              5,208,000         7,847,000         5,003,000
                                                    ------------      ------------      ------------
CASH, END OF PERIOD                                 $  4,528,000      $  5,208,000      $  7,847,000
                                                    ============      ============      ============
CASH PAID DURING THE YEAR FOR:

INTEREST                                            $  3,132,000      $  3,362,000      $  3,201,000
INCOME TAXES                                        $      5,000      $  2,301,000      $  1,025,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

        Basis of Presentation - Hispanic Express, Inc. ("Hispanic Express" or the "Company") was formed in September 2000. On September 6, 2000 the Board of Directors of Central Financial Acceptance Corporation ("Central Financial") approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries have been reorganized into two public companies, Hispanic Express and Banner Central Finance Company ("Banner Central Finance"). On September 29, 2000, the majority of the stockholders of Central Financial voted to approve the Plan. On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to Central Financial's stockholders 100% of the outstanding Common Stock of Hispanic Express and Banner Central Finance. Pursuant to the Plan, Central Financial contributed to Hispanic Express its investment in subsidiaries, which are engaged in the small loan, travel finance and travel services businesses, and contributed to Banner Central Finance, its businesses engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business.

        In addition, pursuant to the Plan, Hispanic Express and Banner Central Finance entered into certain agreements for the purpose of defining their ongoing relationship (See Note 9). The agreements entered into contain provisions for the allocation of certain costs and expenses. Management of Hispanic Express believes that such agreements provide for reasonable allocation of costs and expenses between the parties.

        The formation of Hispanic Express has been accounted for at historical cost, in a manner similar to a pooling of interest. The accompanying consolidated financial statements reflect the combined operations of Hispanic Express and its subsidiaries, as if they had been consolidated at the beginning of the periods presented. Hispanic Express has been allocated $23,600,000 of notes payable outstanding for the year ended December 31, 2000 and $40,000,000 for each of the years ended December 31, 1999 and 1998. (See Note 7).

        Unaudited pro forma net income per share is based on the number of common shares issued by the Company pursuant to the Plan that are assumed to be outstanding as of January 1, 2000.

        Nature of Operations - The Company (i) provides unsecured small loans to its customers; (ii) provides travel services; (iii) originates and services consumer finance receivables generated by the Company's customers for the purchase of travel services sold by the Company; (iv) provides check cashing and money transfer services; and, (v) provides insurance products. The majority of the Company's business is focused in Southern California and the Company experiences the highest demand for its financial products and services between October and December and the second and fourth quarter for its travel services.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hispanic Express and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Finance Receivables - Finance receivables include receivables that arise from unsecured, small loans, (referred to herein as the "Small Loan Portfolio") and installment contracts that are originated when customers buy travel tickets, (referred to herein as the "Travel Finance Portfolio"). Administrative fees are charged on certain small loan contracts. The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The Small Loan Portfolio is comprised of closed-end loans that provide for scheduled monthly payments generally not to exceed 12 months and revolver type loans (referred to herein as "Efectiva") that require minimum monthly payments equal to 5% of the outstanding balance. The Travel Finance Portfolio is comprised of loans that provide for scheduled monthly payments generally not to exceed 12 months.

        The allowance for credit losses is provided for loans based on previous experience or when events giving rise to the credit losses are estimated to have occurred. The Company's portfolios are comprised of smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate by management to cover inherent losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are 150 days past due. In the fourth quarter of 2000, the Company's loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike, the Company's delinquencies increased and in the fourth quarter of 2000, the Company tightened its credit guidelines to reflect the increasing delinquency trends and a deteriorating economic climate. As a result of the bus strike and deteriorating economic conditions in the market the Company serves, its delinquencies increased and in December 2000, the Company reevaluated its current charge-off policies and charged-off accounts that were past due at December 31, 2000 and which did not make any payments after year end.

        Allowance for credit losses is increased by charges to the provision for credit losses and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolios, adverse situations that may affect the borrower's ability to repay and current economic conditions. The Company's customers are typically between the ages of 21 and 45 and earn less than $25,000 per year, have little or no savings and limited short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company makes its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence,

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



personal references and prior credit history with the Company. As a result, the Company is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer lending companies or consumer finance companies that have more stringent underwriting criteria. Because the Company relies on the creditworthiness of its customers for repayment and does not rely on collateral securing the debt, the Company experiences actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default.

        Recoveries on charge-offs are recognized as an addition to the allowance for credit losses on the cash basis of accounting at the time the payment is received. Recoveries for the years ended December 31, 2000, 1999, and 1998 amounted to $480,000, $497,000, and $364,000, respectively.

        Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the effective interest method.

        Property and Equipment - Property and equipment are carried at cost. Long-lived property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets." If the carrying amount of the asset exceeds the estimated undiscounted future cash flows to be generated by the asset, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value.

        Depreciation and amortization are computed primarily using the straight-line method over the estimated lives of the assets, as follows:


               Furniture, equipment and software ....................     5 to 10 years

               Leasehold improvements ...............................     Life of lease

               Building and improvements ............................     7 to 39 years

        Intangible and Other Assets - Intangible and other assets primarily consists of goodwill which arose in connection with the Company's purchase of leasehold interests used for travel services and deferred line of credit costs related to the Company's Line of Credit (See Note 7). Goodwill is being amortized using the straight-line method over 30 years. The deferred line of credit costs are amortized over the 3 year life of the Line of Credit. The recoverability of goodwill is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value. No impairment loss has been recorded in the consolidated financial statements for the periods presented.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Income Recognition - Interest income on closed-end loans in the Small Loan Portfolio and the Travel Finance Portfolio is deferred upon origination of a loan (recorded as an off-set to finance receivables - See Note 4) and recognized over the lives of the contracts using a method that approximates the interest method. Administrative fees are deferred and recognized over the estimated life of the Small Loan Portfolio using a method that approximates the interest method. Membership fees arising from the Efectiva revolver loans are deferred and recognized using the straight line method. Administrative fees and membership fees are included in other income in the consolidated statements of income. Premiums and commissions for credit life insurance are deferred and recognized as revenue using the interest method. Premiums and commissions for credit accident and health insurance are recognized over the terms of the contracts and are included in other income in the consolidated statements of income.

        Other income consists of:


                                                             YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                   2000                 1999                1998
                                                -----------         -----------         -----------
     Late charges                               $ 2,168,000         $ 2,142,000         $   249,000
     Membership and administrative fees           3,437,000           3,870,000           3,433,000
     Insurance products and other                 4,154,000           4,873,000           4,272,000
                                                -----------         -----------         -----------
                                                $ 9,759,000         $10,885,000         $ 7,954,000
                                                ===========         ===========         ===========


        Travel Services - Revenues and commissions from the sale of travel tickets and services are recognized when earned, which is at the time the travel reservation is ticketed. Such revenues are reported net of an allowance for cancellations and refunds. Generally, ticket sales are nonrefundable and cancellations and refunds are not significant. Volume bonus and override commissions are recognized at the end of each monthly or quarterly measurement period once the specified target has been achieved.

        Insurance Liabilities -- The liability for losses and loss-adjustment expenses, included in accrued expenses and other current liabilities, is based on an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings in the current period.

        Income Taxes - The Company, Central Financial and Banner Central Finance have entered a Tax Sharing Agreement (See Note 9). The Company follows SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2000, in management's opinion the deferred tax asset is realizable.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Advertising - The Company advertises primarily on Hispanic television and radio, and through newspapers and direct mail. All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $1,613,000, $1,571,000, and $1,109,000, respectively.

        Concentration of Credit Risk - The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. As of December 31, 2000, such investments were in excess of insured limits. The Company's small loan business activity is with low-income customers located primarily in the greater Los Angeles area. A significant portion of the Company's customers' ability to repay their loans is dependent upon general economic factors within the geographical area in which the Company operates. The Company's loans are unsecured and, thereby, the Company's ability to be repaid is totally dependent upon the general financial strength of the Company's borrowers. To mitigate a portion of this risk, the Company generally limits the amount of a loan to a single customer to an amount not to exceed $1,500.

        Fair Value of Financial Instruments - The carrying value of the Company's finance receivables approximates their fair value due to their short term nature and generally stable rates of interest currently being charged in comparison to the rates reflected in the existing portfolios. The carrying value of the Company's notes payable approximates their fair value, as these notes represent a series of short-term notes at floating interest rates not to exceed interest of 8.75% (LIBOR) for amounts outstanding of $40 million or less. The Company's management believes that the fair value of the Company's financial instruments approximates their carrying values as of December 31, 2000 and 1999.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. The effective date of SFAS No. 133 was delayed by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," until fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment by FASB Statement No. 133" issued in June 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the changes in the fair value of a derivative depends on its classification as a hedging instrument or trading instrument.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The Company adopted these statements on January 1, 2001. Adoption of these statements did not have a material effect on the Company's financial position or results of operations. The Company does not currently own any derivative instruments.

3. PURCHASE OF LEASEHOLD INTERESTS

        During 1999, the Company expanded its travel business through the purchase and assumption of 38 leases in retail locations located primarily in Southern and Central California and Dallas/Ft. Worth, Texas that were operating travel stores. The aggregate purchase price for the leasehold interests was approximately $5.0 million and has been accounted for under the purchase method of accounting, and the results of these new travel offices have been included in operations since the date the Company assumed the leases.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. FINANCE RECEIVABLES

        Finance receivables consist of:



                                                                              DECEMBER 31,
                                                                      -------------------------------
                                                                         2000                 1999
                                                                      -----------         -----------
     Gross finance receivables:
     Small loan portfolio                                             $43,157,000         $56,411,000
     Travel finance portfolio                                           4,855,000           4,929,000
                                                                      -----------         -----------
                                                                       48,012,000          61,340,000
                                                                     -----------         -----------

     Less:
     Deferred interest                                                  1,031,000           1,114,000
     Allowance for credit losses                                        1,613,000           2,981,000
     Deferred administrative, Efectiva
       membership and transaction fees and insurance revenues           1,581,000           1,865,000
     Credit insurance and reserves for
       policyholder's benefits                                            322,000             418,000
                                                                      -----------         -----------
                                                                        4,547,000           6,378,000
                                                                      -----------         -----------
     Finance receivables, net                                         $43,465,000         $54,962,000
                                                                      ===========         ===========

        Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:


                                                                               DECEMBER 31,
                                                                      -------------------------------
                                                                         2000                1999
                                                                      -----------         -----------
     Small loan portfolio:
        Past due 31 days plus                                         $   824,000         $ 2,979,000
                                                                      ===========         ===========

     Travel finance portfolio:
        Past due 31 days plus                                         $    35,000         $   134,000
                                                                      ===========         ===========

        The allowance for credit losses includes the following:


                                                                               YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------------
                                                                   2000                   1999                  1998
                                                                ------------          ------------          ------------
     Allowance for credit losses, beginning of the year         $  2,981,000          $  3,059,000          $  5,787,000
     Provision for credit losses                                   9,406,000             6,531,000             5,952,000
     Charge-offs, net of recoveries                              (10,774,000)           (6,609,000)           (8,680,000)
                                                                ------------          ------------          ------------
     Allowance for credit losses, end of year                   $  1,613,000          $  2,981,000          $  3,059,000
                                                                ============          ============          ============

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. PROPERTY AND EQUIPMENT

        Property and equipment, net consists of:


                                                        DECEMBER 31,
                                               -------------------------------
                                                  2000                1999
                                               -----------         -----------
     Land                                      $ 1,936,000         $ 1,568,000
     Construction in progress                           --           1,937,000
     Building and improvements                   4,125,000           1,441,000
     Furniture, equipment and software           3,726,000           5,271,000
                                               -----------         -----------
                                                 9,787,000          10,217,000
     Less: accumulated depreciation              1,852,000           1,804,000
                                               -----------         -----------
                                               $ 7,935,000         $ 8,413,000
                                               ===========         ===========


6. INTANGIBLE AND OTHER ASSETS

        Intangible and other assets, net consists of:


                                                     DECEMBER 31,
                                            -------------------------------
                                               2000                 1999
                                            -----------         -----------
     Goodwill                               $13,533,000         $13,533,000
     Deferred loan costs on line of credit      564,000             764,000
     Non-compete agreements                     408,000             408,000
     Other                                        3,000               3,000
                                            -----------         -----------
                                             14,508,000          14,708,000
     Less: accumulated amortization           2,019,000           2,040,000
                                            -----------         -----------
                                            $12,489,000         $12,668,000
                                            ===========         ===========

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. NOTES PAYABLE

        Central Financial entered into a credit agreement with several banks and Wells Fargo Bank National Association, as Agent (the "Wells Fargo Line of Credit"), on June 13, 1997 that provided for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. The Wells Fargo Line of Credit was repaid on August 11, 2000. Borrowings under the facility bore interest at a weighted average rate of 7.7%, and 8.0% in 1999 and 1998. Notes payable allocated to the Company were $40,000,000 at December 31, 1999, and 1998. (See Note 1). Central Financial had Letters of Credit outstanding for various purposes in the amount of $1,800,000 at December 31, 1999.

        On August 11, 2000, Central Consumer Finance Company ("Central Consumer"), a wholly owned subsidiary of the Company entered into a new credit agreement with several banks and Union Bank of California, N. A. as Agent ("Union Bank Line of Credit) that provided for the issuance of notes up to $35,000,000 as amended subsequent to year end. Borrowings under the facility bore interest at a weighted average rate of 9.1% in 2000. Central Financial had Letters of Credit outstanding for various purposes in the amount of $550,000 at December 31, 2000. Borrowings under the Union Bank Line of Credit is limited to 70% of eligible receivable contracts as defined in the credit agreement. The total amount of available credit under the facility was limited to $33.7 million at December 31, 2000, of which $24.2 million was outstanding, including letters of credit. Substantially all of the assets and stock of Central Consumer has been pledged as collateral for amounts borrowed under the Union Bank Line of Credit. The Union Bank Line of Credit requires, among other things, that Central Consumer maintain specific financial ratios and satisfy certain financial covenants and restricts, among other things, Central Consumer's ability to incur additional indebtedness, pay dividends, make certain restricted payments or consummate certain asset sales. At December 31, 2000, Central Consumer and its subsidiaries had total assets of approximately $59.0 million and stockholders' equity of approximately $33.0 million. Interest on the Union Bank Line of Credit is determined at the Central Consumer's option, equal to either, (a) 87.5 basis points above the higher (x) of the prime rate Union Bank of California announces or (y) the federal funds rate plus 50 basis points or (b) 225 basis points above the interest rate per annum at which Union Bank of California offers deposits in dollars to prime banks in the London Eurodollar market.

        Central Financial is required to pay a commitment fee of 0.375% per annum for unused portions of its lines of credit. These fees totaled $141,000, $246,000 and $251,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts have been allocated to the Company and are included in operating expenses in the consolidated statements of income for the periods presented.

8. INCOME TAXES

        The Company, Central Financial and Banner Central Finance have entered a Tax Sharing Agreement (See Note 9). The income tax provisions as presented in the accompanying consolidated financial statements are based upon the amount the Company would have paid as if it filed separate income tax returns for the periods presented.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The provision (benefit) for income taxes consists of the following:



                                                                YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                     2000                1999                1998
                                                 -----------          -----------         -----------
     CURRENT:
     Federal                                     $(2,493,000)         $ 1,114,000         $   259,000
     State                                                --              263,000              81,000
                                                 -----------          -----------         -----------
                                                  (2,493,000)           1,377,000             340,000
                                                 -----------          -----------         -----------
     DEFERRED:
     Federal                                         472,000              294,000             970,000
     State                                            83,000               88,000             239,000
                                                 -----------          -----------         -----------
                                                     555,000              382,000           1,209,000
                                                 -----------          -----------         -----------
     Provision (benefit) for income taxes        $(1,938,000)         $ 1,759,000         $ 1,549,000
                                                 ===========          ===========         ===========


        A reconciliation of the provision (benefit) for income taxes to the statutory rate is as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                               2000             1999            1998
                                                              -----             ----            ----
     Federal income taxes at statutory rate                   (35.0)%           35.0%           35.0%
     State franchise taxes, net of federal benefit             (1.7)%            4.5%            4.5%
     Amortization of goodwill                                   0.3%             0.3%            0.3%
     Other                                                      0.2%             0.2%            0.2%
                                                              -----             ----            ----
                                                              (36.2)%           40.0%           40.0%
                                                              =====             ====            ====

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The tax effects of temporary differences giving rise to the deferred income tax assets and liabilities are as follows:

                                                    DECEMBER 31,
                                            ------------------------------
                                                2000              1999
                                            -----------        -----------
Deferred tax assets:
  Allowance for credit losses               $   691,000        $ 1,244,000
  Accrued liabilities                           719,000            554,000
  Deferred revenues                             764,000            869,000
  State net operating loss carryforward         343,000                --
  Other                                         182,000            414,000
                                             ----------         ----------
  Total deferred tax assets                   2,699,000          3,081,000
                                             ----------         ----------

Deferred tax liabilities:
  Fixed assets                                 (621,000)          (713,000)
  Intangible assets                            (907,000)          (826,000)
  State taxes                                  (175,000)           (10,000)
  Other                                         (50,000)           (31,000)
                                             ----------         ----------
  Total deferred tax liabilities             (1,753,000)        (1,580,000)
                                             ----------         ----------
Net deferred tax asset                       $  946,000         $1,501,000
                                             ==========         ==========

        At December 31, 2000, state net operating losses carryforwards of approximately $3,900,000 are available to offset future state taxable income until December 31, 2010.


9. RELATED PARTY TRANSACTIONS

        In connection with its formation, the Company, Central Financial and Banner Central Finance entered into certain agreements; including, the Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

        The Operating Agreement provides, among other things, that the Company is obligated to provide to Banner Central Finance, and Banner Central Finance is obligated to utilize, certain services, including receivable servicing and collection and payment processing, accounting, management information systems and employee benefits. The Operating Agreement also provides for the Company to guarantee up to $4,000,000 of bank or similar financing of Banner Central Finance, pursuant to certain conditions. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to Banner Central Finance, or to the extent that other costs are incurred by the Company or its subsidiaries that directly relate to Banner Central Finance, Banner Central Finance is obligated to pay the Company and its subsidiaries the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Banner Central Finance upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner Central Finance totaled $3,150,000, $4,373,000 and $5,529,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

        The Company, Central Financial and Banner Central Finance have entered into a Tax Sharing Agreement which provides, among other things, for the payment of federal, state and other income tax remittances or refunds for periods during which the Company was included in the same consolidated group for federal income tax purposes; the allocation of responsibility for the filing of such tax returns and various related matters. For periods in which the Company was included in Central Financial's consolidated federal income tax returns, the Company will be required to pay its allocable portion of the consolidated federal, state and other income tax liabilities of the group and will be entitled to receive refunds determined as if the Company had filed separate income tax returns. With respect to Central Financial's liability for payment of taxes for all periods during which the Company was so included in Central Financial's

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated federal income tax returns, the Company will indemnify Central Financial for all federal, state and other income tax liabilities of the Company for such periods. The date of the consummation of the Plan will be the last day on which the Company will be required to be included in Central Financial's consolidated federal income tax returns.

        In connection with the adoption of the Plan, the Company entered into a new lease with BCE Properties II, Inc., an affiliated company, for its executive and administrative offices. The new lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Additionally, the Company entered into a 15 year agreement to lease approximately 30,000 square feet of retail space to Banner's Central Electric, Inc., an affiliated company, with annual rent of $200,000 per year subject to CPI increases.

        For the year ended December 31, 1998, the Company received capital contributions from its parent company of $3,866,000 respectively, which was used to support receivable growth, fund capital assets, acquire leasehold interests and build cash reserves. For the twelve months ended December 31, 1999, the Company made a capital distribution to its parent company of $8,143,000. For the year ended December 31, 2000, the Company received capital contributions from its parent company of $5,266,000, which was used primarily to repay notes payable. At December 31, 2000, the Company had a note payable in the amount of $1,213,000 to Banner Central Finance, which bears interest at 7.5% per annum and is payable on January 2, 2004.

10. STOCK OPTION PLAN

        On February 28, 2001, in connection with the Plan, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). Subject to the terms of the 2000 Plan, a total of 1,100,000 shares of authorized Common Stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. During the duration of the 2000 Plan, no individual may be granted options of more than 550,000 shares. All options previously granted by Central Finance under its Stock Option Plan were terminated and certain optionees under such Stock Option Plan were granted options to purchase shares of common stock of Hispanic Express under the 2000 Plan. Options to purchase 797,000 shares of Common Stock of Hispanic Express were granted to eligible participants under the 2000 Plan. On February 28, 2001, executive officers and employees receiving options were vested in such options in an amount that they would have been vested under the Central Financial Stock Option Plan at the time of consummation of the Plan, except for those officers and employees which had been with Central Financial or its predecessor for a period in excess of five years, were 60% vested in total options granted to them. Upon the effectiveness of these grants, 303,000 shares of Common Stock will remain available for future grants of options under the 2000 Plan. The options have a maximum duration of five years and are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        None of the options granted have been included in the computation of diluted earnings per share reflected in the Consolidated Statements of Income since it was anti-dilutive. Upon issuance of the options in future periods earnings per share may be diluted to the extent that the average market price of the Company's stock exceeds the option exercise price.

11. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        During June 1996, Central Financial adopted a Supplemental Executive Retirement Plan (the "SERP Plan") which provides supplemental retirement benefits to certain key management employees. In connection with the Plan, on February 28, 2001, the Company assumed all liabilities of the SERP Plan. To vest in the SERP Plan, an employee must have at least ten years of service with the Company or its predecessor, including five years subsequent to the adoption of the SERP Plan. The unfunded SERP Plan expense for the years ended December 31, 2000, 1999 and 1998, amounted to approximately $277,000, $77,000 and $77,000, respectively.

12. EXECUTIVE DEFERRED SALARY AND BONUS PLAN

        On February 28, 2001, in connection with the Plan, the Company adopted the Executive Deferred Salary and Bonus Plan, or the EDP, which covers the executive officers and certain other executives elected to participate in the EDP. Pursuant to the EDP, a participant may elect to defer up to 50% of the participant's base salary and up to 100% of any bonus awarded pursuant to the Executive Incentive Bonus Program. Elections under the EDP to defer base salary and bonus are made annually prior to the commencement of each year. Executives electing to participate in the program may invest deferred amounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the Company's common stock price. Amounts deferred are generally payable in a lump sum within 30 days after the participant's termination of employment with the Company for any reason. The EDP is administrated by the Compensation Committee of the Board of Directors. The Chairman of the Board of Directors elected to defer 50% of his base salary for the year ended December 31, 2001 and elected to invest in an account which mirrors the performance of the Company's common stock.

13. SEGMENT INFORMATION

        The Company has identified three reporting segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Consumer Finance Business, Travel Business and Corporate Overhead. The factors for determining the reportable segments were based on the distinct nature of their operations. The Consumer Finance Business and Travel Business are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Consumer Finance Business includes the Small Loan Portfolio, Travel Finance Portfolio and insurance and other products provided to customers of the Consumer Finance Business. The Company's Travel Business is comprised of the retail travel stores and travel internet business. Corporate Overhead is comprised of unallocated corporate overhead expenses. Substantially all of the operations of the above businesses are concentrated in California.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies. Information about these segments as of and for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                               CONSUMER                                 CORPORATE
                                               FINANCE              TRAVEL               OVERHEAD               TOTAL
                                             ------------         ------------         -------------         ------------
For the Year Ended December 31, 2000:
Interest income                              $ 13,028,000         $         --         $          --         $ 13,028,000
Other income                                    9,759,000           14,872,000                    --           24,631,000
                                             ------------         ------------         -------------         ------------
  Total revenue                              $ 22,787,000         $ 14,872,000         $          --         $ 37,659,000
                                             ============         ============         =============         ============

Pre-tax segment earnings (loss)              $    522,000         $    135,000         $  (6,017,000)        $ (5,360,000)
Segment assets                               $ 62,317,000         $ 12,255,000         $          --         $ 74,572,000

For the Year Ended December 31, 1999:
Interest income                              $ 14,747,000         $         --         $          --         $ 14,747,000
Other income                                   10,885,000           14,270,000                    --           25,155,000
                                             ------------         ------------         -------------         ------------
   Total revenue                             $ 25,632,000         $ 14,270,000         $          --         $ 39,902,000
                                             ============         ============         =============         ============

Pre-tax segment earnings (loss)              $  8,549,000         $  2,868,000         $  (7,019,000)        $  4,398,000
Segment assets                               $ 73,824,000         $ 12,366,000         $          --         $ 86,190,000

For the Year Ended December 31, 1998:

Interest income                              $ 15,010,000         $         --         $          --         $ 15,010,000
Other income                                    7,954,000            8,961,000                    --           16,915,000
                                             ------------         ------------         -------------         ------------
   Total revenue                             $ 22,964,000         $  8,961,000         $          --         $ 31,925,000
                                             ============         ============         =============         ============

Pre-tax segment earnings (loss)              $  8,856,000         $  1,596,000         $  (6,580,000)        $  3,872,000
Segment assets                               $ 82,922,000         $  8,536,000         $          --         $ 91,458,000


14. COMMITMENTS AND CONTINGENCIES

        The Company leases computer equipment under operating leases which expire at various times through 2002. The Company's finance and travel centers are leased under noncancelable operating leases that generally have two to five-year terms with options to renew. The Company has a headquarters lease with an affiliate, see Note 9, for a period of 15 years. The aggregate minimum lease commitments under these leases are as follows:


     YEARS ENDED DECEMBER 31,
               2001                             $2,397,000
               2002                              1,634,000
               2003                                938,000
               2004                                500,000
               2005                                346,000
               Thereafter                        2,925,000
                                                ----------
                                                $8,740,000
                                                ==========

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Aggregate rental expense for the years ended December 31, 2000, 1999 and 1998 were $3,559,000, $3,141,000, and $2,268,000, respectively.

        Concurrent with the Plan, the Company entered into a new employment agreement with the Chairman of the Board of Directors for a period of five years, expiring December 31, 2005, at a base salary of $325,000 per year for the period from January 1, 2001 to December 31, 2001, and then receive yearly minimum increases of $25,000 per annum with eligibility to participate in the Company's executive compensation plans. Any changes to the agreement require approval of the Board of Directors.

        The Operating Agreement, as described in Note 9, provides that, the Company will guarantee, subject to certain limitations, up to $4 million of bank or similar financing which Banner Central Finance may borrow. At December 31, 2000, the Company had not guaranteed any amounts under this agreement.

        The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management of the Company believes that litigation currently pending will not have a material adverse effect on the Company's financial position or results of operations.



                                   * * * * * *