Form 10-Q
period 2001-03-31
HISPANIC EXPRESS INC
filed 2001-05-15
CIK 1125631

     AS FILED WITH THE SEC
URITIES AND EXCHANGE COMMISSION ON MAY 15, 2001.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the Registrant's Common Stock, as of May 14, 2001: 7,166,000

                             HISPANIC EXPRESS, INC.

                                    FORM 10-Q


                                      INDEX



                                                                                                           Page No.
-------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:


                  Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000................   3

                  Condensed Consolidated Statements of Income for the Three Months Ended
                  March 31, 2001 and March 31, 2000............................................................   4

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2001 and 2000......................................................................   5

                  Notes to Condensed Consolidated Financial Statements.........................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations........  12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................................... 18

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................................19

Signatures.......................................................................................................19


  PART 1.  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    (UNAUDITED)
                                                      MARCH 31,      DECEMBER 31,
                                                        2001            2000
                                                    -----------      -----------

ASSETS
Cash                                                $ 4,674,000      $ 4,528,000
Finance receivables, net                             32,327,000       43,465,000
Prepaid expenses and other current assets               931,000          950,000
Deferred income taxes                                   946,000          946,000
Income taxes receivable                               2,696,000        3,903,000
Property and equipment, net                           7,064,000        7,935,000
Intangible and other assets, net                     12,218,000       12,489,000
                                                    -----------      -----------
TOTAL ASSETS                                        $60,856,000      $74,216,000
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                       $11,575,000      $24,813,000
Accrued expenses and other current liabilities        8,485,000        8,522,000
Accounts payable to related party                       101,000          241,000
                                                    -----------      -----------
TOTAL LIABILITIES                                    20,161,000       33,576,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity                                 40,695,000       40,640,000
                                                    -----------      -----------
Total stockholders' equity                           40,695,000       40,640,000
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $60,856,000      $74,216,000
                                                    ===========      ===========



  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                --------------------------------
                                                                     2001               2000
                                                                ------------        ------------
REVENUES
Interest income
  Small loan portfolio                                            $ 2,386,000       $ 3,217,000
  Travel finance portfolio                                            281,000           289,000
                                                                  ----------        ------------
Total interest income                                               2,667,000         3,506,000
Travel services, net                                                2,866,000         3,322,000
Other income                                                        2,256,000         2,728,000
                                                                  ----------        ------------
Total revenues                                                      7,789,000         9,556,000
                                                                  ----------        ------------

COSTS AND EXPENSES
Operating expenses                                                  4,820,000         6,995,000
Provision for credit losses                                         2,216,000         1,289,000
Interest expense                                                      372,000           865,000
Depreciation and amortization                                         469,000           416,000
                                                                  ----------        ------------
Total costs and expenses                                            7,877,000         9,565,000
                                                                  ----------        ------------

Loss from operations                                                  (88,000)           (9,000)
OTHER INCOME
Gain on sale of property                                              179,000              --
                                                                  ----------        ------------
Income (loss) before provision for income taxes                        91,000            (9,000)
Provision (benefit) for income taxes                                   36,000            (4,000)
                                                                  ----------        ------------
Net income (loss)                                                 $    55,000       $    (5,000)
                                                                  ===========       ===========


Earnings (loss) per common share (unaudited):
  Basic                                                           $      0.01       $      0.00
  Diluted                                                         $      0.01       $      0.00

Shares used in calculating earnings (loss) per common share:
  Basic                                                             7,166,000         7,166,000
  Diluted                                                           7,166,000         7,166,000




  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          -------------------------------
                                                              2001                2000
                                                          ------------       ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                                         $     55,000       $     (5,000)
Adjustments to reconcile net income (loss) to net
cash
  provided by operating activities:
  Gain on sale of property                                    (179,000)              --
  Proceeds from sale of property                               892,000               --
  Depreciation and amortization                                469,000            416,000
  Provision for credit losses                                2,216,000          1,289,000
  Deferred income taxes                                           --              437,000
  Changes in assets and liabilities:
     Prepaid expenses and other current assets                  19,000             19,000
     Income taxes receivable                                 1,207,000            387,000
     Accrued expenses and other current liabilities            (37,000)         1,668,000
     Accounts payable to related party                        (140,000)         1,515,000
                                                          ------------       ------------
Net cash provided by operating activities                    4,502,000          5,726,000
                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other contract receivables
    collected, net of recoveries                             8,922,000          3,250,000
Capital expenditures                                           (40,000)          (735,000)
                                                          ------------       ------------
Net cash provided by investing activities                    8,882,000          2,515,000
                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                 (13,238,000)        (7,000,000)
Capital contribution from related party                           --              723,000
                                                          ------------       ------------
Net cash used in financing activities                      (13,238,000)        (6,277,000)
                                                          ------------       ------------
NET (DECREASE) INCREASE IN CASH                                146,000          1,964,000
CASH, BEGINNING OF PERIOD                                    4,528,000          5,208,000
                                                          ------------       ------------
CASH, END OF PERIOD                                       $  4,674,000       $  7,172,000
                                                          ============       ============
CASH PAID DURING THE YEAR FOR:
INTEREST                                                  $    455,000       $    905,000
INCOME TAXES                                                    54,000               --



   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     Basis of Presentation --- The condensed consolidated financial statements of Hispanic Express, Inc. ("Hispanic Express" or the "Company") are unaudited, other than the consolidated balance sheet at December 31, 2000. In the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Hispanic Express, Inc. was formed in September 2000 and was a wholly-owned subsidiary of Central Financial Acceptance Corporation ("Central Financial"). On September 6, 2000 the Board of Directors of Central Financial approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries were reorganized into two public companies, Hispanic Express and Banner Central Finance Company ("Banner Central Finance"). On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Hispanic Express and Banner Central Finance. Pursuant to the Plan, Central Financial contributed to Hispanic Express its investment in subsidiaries, which are engaged in the small loan, travel finance and travel services businesses, and contributed to Banner Central Finance, its businesses engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business.

     In addition, pursuant to the Plan, Hispanic Express and Banner Central Finance entered into certain agreements for the purpose of defining their ongoing relationship (See Note 5), including provisions for the allocation of certain costs and expenses. Management of Hispanic Express believes that such agreements provide for reasonable allocation of costs and expenses between the parties.

     The formation of Hispanic Express has been accounted for at historical cost, in a manner similar to a pooling of interest. The accompanying condensed consolidated financial statements reflect the combined operations of Hispanic Express and its subsidiaries, as if they had been consolidated at the beginning of the periods presented

     Nature of Operations --- The Company (i) provides unsecured small loans to its customers; (ii) provides travel services; (iii) originates and services consumer finance receivables generated by the Company's customers for the purchase of travel services sold by the Company; (iv) provides check cashing and money transfer services; and, (v) provides insurance products. The majority of the Company's business is focused in Southern California and the Company experiences the highest demand for its financial products and services between October and December and the second and fourth quarter for its travel services.

     On February 9, 2001, the Company closed one of its finance centers and sold the property for approximately $892,000. This resulted in a gain from the sale of property of approximately $179,000 and is included in the condensed consolidated statements of income.

2.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Options to purchase 797,000 shares of common stock that were outstanding at March 31, 2001, were not included in the computation of diluted earnings per share for the three months ended March 31, 2001 because the options' exercise price was greater than the average market

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES
price of the Company's common stock during this period and, therefore, the effect would be antidilutive. Basic earnings and diluted earnings per share for the three months ended March 31, 2000 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2000.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                        THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          2001             2000
                                                       -----------      -----------
NUMERATOR:
Net income (loss)                                      $    55,000      $    (5,000)
                                                       -----------      -----------

DENOMINATOR:
Denominator for basic earnings (loss) per                7,166,000        7,166,000
    Share--- weighted average shares
    Outstanding Effect of dilutive securities:
Dilutive options                                              --               --
                                                       -----------      -----------
Dilutive potential common shares                              --               --
                                                       -----------      -----------
Denominator for diluted earnings (loss) per share        7,166,000        7,166,000
                                                       ===========      ===========

Basic earnings (loss) per share                        $      0.01      $      0.00
                                                       ===========      ===========
Diluted earnings (loss) per share                      $      0.01      $      0.00
                                                       ===========      ===========



3.   CERTAIN CONSOLIDATED FINANCIAL STATEMENT DETAILS

FINANCE RECEIVABLES


                                                      MARCH 31,        DECEMBER 31,
                                                         2001              2000
                                                      -----------      -----------
Gross finance receivables:
Small loan portfolio                                  $32,613,000      $43,157,000
Travel finance portfolio                                3,922,000        4,855,000
                                                      -----------      -----------
                                                       36,535,000       48,012,000
                                                      -----------      -----------
Less:
Deferred interest                                         808,000        1,031,000
Allowance for credit losses                             2,016,000        1,613,000
Deferred administrative, Efectiva membership
    and transaction fees and insurance revenues         1,097,000        1,581,000
Credit insurance and reserves for policyholder's
    benefits                                              287,000          322,000
                                                      -----------      -----------
                                                        4,208,000        4,647,000
                                                      -----------      -----------
Finance receivables, net                              $32,327,000      $43,465,000
                                                      ===========      ===========

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:


                                                   MARCH 31,         DECEMBER 31,
                                                      2001                2000
                                                    --------          -----------

Small loan portfolio:
    Past due 31 days plus                           $440,000             $824,000
                                                    ========             ========

Travel finance portfolio
    Past due 31 days plus                            $26,000              $35,000
                                                    ========             ========



     The allowance for credit losses includes the following:


                                                        THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------
                                                            2001             2000
                                                        -----------       -----------
Allowance for credit losses, beginning of the year      $ 1,613,000       $ 2,981,000

Provision for credit losses                               2,216,000         1,289,000
Charge-offs, net of recoveries                           (1,813,000)       (1,289,00)
                                                        -----------       -----------
Allowance for credit losses, end of period              $ 2,016,000       $ 2,981,000
                                                        ===========       ===========


PROPERTY AND EQUIPMENT


                                               MARCH 31,            DECEMBER 31,
                                                 2001                  2000
                                               ----------           ------------
Land                                           $1,567,000             $1,936,000
Buildings and improvements                      3,792,000              4,125,000
Furniture, equipment and software               3,563,000              3,726,000
                                               ----------             ----------
                                                8,922,000              9,787,000
Less: Accumulated depreciation                  1,858,000              1,852,000
                                               ----------             ----------
                                               $7,064,000             $7,935,000
                                               ==========             ==========

INTANGIBLE AND OTHER ASSETS


                                               MARCH 31,              DECEMBER 31,
                                                  2001                   2000
                                                -----------           -----------
Goodwill                                       $13,533,000            $13,533,000
Deferred loan costs on line of credit              459,000                564,000
Non-compete agreements                             408,000                408,000
Other                                                3,000                  3,000
                                               -----------            -----------
                                                14,403,000             14,508,000
Less: Accumulated amortization                   2,185,000              2,019,000
                                               -----------            -----------
                                               $12,218,000            $12,489,000
                                               ===========            ===========

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

OTHER INCOME


                                                   THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------
                                                    2001                  2000
                                                ----------             ----------
Membership and administrative fees               $ 737,000              $ 903,000
Late charges                                       450,000                578,000
Insurance products                                 713,000                754,000
Check cashing fees and other                       356,000                493,000
                                                ----------             ----------
                                                $2,256,000             $2,728,000
                                                ==========             ==========


4.  NOTES PAYABLE

     Notes payable consists of the following:


                                               MARCH 31,            DECEMBER 31,
                                                  2001                  2000
                                               ---------            ------------
Note payable to bank                          $ 6,250,000            $23,600,000
Note payable to related party                   5,325,000              1,213,000
                                              -----------            -----------
                                              $11,575,000            $24,813,000
                                              ===========            ===========


     On August 11, 2000 as amended, Central Consumer Finance Company ("Central Consumer"), a wholly owned subsidiary of the Company entered into a new credit agreement with several banks and Union Bank of California, N. A. as Agent ("Union Bank Line of Credit") that provided for the issuance of notes up to $27,000,000. Central Financial had Letters of Credit outstanding for various purposes in the amount of $550,000 at March 31, 2001. Borrowings under the Union Bank Line of Credit is limited to 70% of eligible receivable contracts as defined in the credit agreement. The total amount of available credit under the facility was limited to $25.6 million at March 31, 2001, of which $6.8 million was outstanding, including letters of credit. Substantially all of the assets and stock of Central Consumer has been pledged as collateral for amounts borrowed under the Union Bank Line of Credit. The Union Bank Line of Credit requires, among other things, that Central Consumer maintain specific financial ratios and satisfy certain financial covenants and restricts, among other things, Central Consumer's ability to incur additional indebtedness, pay dividends, make certain restricted payments or consummate certain asset sales. At March 31, 2001, Central Consumer and its subsidiaries had total assets of approximately $46.3 million and stockholders' equity of approximately $38.1 million. Interest on the Union Bank Line of Credit is determined at Central Consumer's option, equal to either, (a) 87.5 basis points above the higher of the prime rate Union Bank of California announces or the federal funds rate plus 50 basis points or (b) 225 basis points above the interest rate per annum at which Union Bank of California offers deposits in dollars to prime banks in the London Eurodollar market. Borrowings under the facility bore interest at the weighted average rate of 7.8% at March 31, 2001.

     Central Consumer is required to pay a commitment fee of 0.375% per annum for unused portions of its lines of credit. These fees totaled $25,000 and $44,000 for the three months ended March 31, 2001 and 2000, respectively. These amounts have been included in interest expense in the condensed consolidated statements of income for the periods presented.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

     At March 31, 2001, the Company had a note payable to Banner Central Finance Company, a related party, in the amount of $5,325,000 which bears interest per annum at the prime rate calculated at the beginning of each month (8.0% at March 31, 2001) and is payable on March 31, 2004. Interest expense on the note payable to Banner Central Finance was $23,000 for the three months ended March 31, 2001.

     The note payable to Banner Central Finance contains a change in control provision if Mr. Cypres ceases to be Chairman of Board of Directors or any person or group other than Mr. Cypres and his affiliates has beneficial ownership of more than 50% of the outstanding shares of voting stock of the Company. The note payable also contains certain financial covenants which, among other things, requires the Company to maintain an aggregate non-delinquent balance of the Small Loan and Travel Finance Portfolio of $14,000,000.

5.  RELATED PARTY TRANSACTIONS

     In connection with its formation, the Company, Central Financial and Banner Central Finance entered into certain agreements; including, the Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

     The Operating Agreement provides, among other things, that the Company and its subsidiaries are obligated to provide to Banner Central Finance, and Banner Central Finance is obligated to utilize, certain services, including receivable servicing and collection and payment processing, accounting, management information systems and employee benefits. The Operating Agreement also provides for the Company to guarantee up to $4,000,000 of bank or similar financing of Banner Central Finance, pursuant to certain conditions. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to Banner Central Finance, or to the extent that other costs are incurred by the Company or its subsidiaries that directly relate to Banner Central Finance, Banner Central Finance is obligated to pay the Company and its subsidiaries the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Banner Central Finance upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner Central Finance totaled $525,000 and $912,000 for the three months ended March 31, 2001 and 2000, respectively.

     The Company, Central Financial and Banner Central Finance have entered into a Tax Sharing Agreement which provides, among other things, for the payment of federal, state and other income tax remittances or refunds for periods during which the Company was included in the same consolidated group for federal income tax purposes; the allocation of responsibility for the filing of such tax returns and various related matters. For periods in which the Company was included in Central Financial's consolidated federal income tax returns, the Company will be required to pay its allocable portion of the consolidated federal, state and other income tax liabilities of the group and will be entitled to receive refunds determined as if the Company had filed separate income tax returns. With respect to Central Financial's liability for payment of taxes for all periods during which the Company was so included in Central Financial's consolidated federal income tax returns, the Company will indemnify Central Financial for all federal, state and other income tax liabilities of the Company for such periods. February 28, 2001 was the last day on which the Company was required to be included in Central Financial's consolidated federal income tax returns.

     In connection with the adoption of the Plan, the Company entered into a new lease with BCE Properties II, Inc., an affiliated company, for its executive and administrative offices. The new lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Rent expense for this lease in the three months ended March 31, 2001 was approximately $75,000. Additionally, the Company entered into a 15 year agreement to lease approximately 30,000 square feet of retail space to Banner's Central Electric, Inc., an affiliated company, with annual rent of $200,000 per year subject to CPI increases. Rental income in connection with this lease for the three months ended March 31, 2001 was approximately $50,000.

     For the three months ended March 31, 2000, the Company received capital contributions from its parent company of $723,000, which was used primarily to repay notes payable.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

6.  SEGMENT INFORMATION

     The Company has identified three reporting segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", Consumer Finance Business, Travel Business and Corporate Overhead. The factors for determining the reportable segments were based on the distinct nature of their operations. The Consumer Finance Business and Travel Business are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Consumer Finance Business includes the Small Loan Portfolio, Travel Finance Portfolio and insurance and other products provided to customers of the Consumer Finance Business. The Company's Travel Business is comprised of the retail travel stores and travel internet business. Corporate Overhead is comprised of unallocated corporate overhead expenses. Substantially all of the operations of the above businesses are concentrated in California.

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies in the Company's 2000 Form 10-K. The Company evaluates the performance of its operating segments based on revenues and operating income. Operating income for each segment includes revenue and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses and income taxes. Corporate expenses include separately managed general and administrative expenses. Summary information by segment follows:

REVENUES


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------
                                                                           2001                  2000
                                                                        ------------       ------------
Consumer Finance Business                                               $  4,923,000       $  6,234,000
Travel Business                                                            2,866,000          3,322,000
Corporate Overhead                                                              --                 --
                                                                        ------------       ------------
Total revenues                                                          $  7,789,000       $  9,556,000
                                                                        ============       ============


INCOME (LOSS) FROM OPERATIONS


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------
                                                                             2001               2000
                                                                        ------------       ------------
Consumer Finance Business                                               $  1,034,000       $  2,226,000
Travel Business                                                             (112,000)          (839,000)
Corporate Overhead                                                        (1,010,000)        (1,396,000)
                                                                          ----------         ----------
Total loss from operations                                              $    (88,000)      $     (9,000)
                                                                        ============       ============

TOTAL ASSETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2001             2000
                                                                        ------------       ------------
Consumer Finance Business                                               $ 48,908,000       $ 61,961,000
Travel Business                                                           11,948,000         12,255,000
Corporate Overhead                                                              --                 --
                                                                        ------------       ------------
Total assets                                                            $ 60,856,000       $ 74,216,000
                                                                        ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Hispanic Express, Inc. and its subsidiaries (the "Company" which may be referred to as "we" or "us," when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

FINANCIAL TRENDS

PORTFOLIOS

     The following sets forth certain information relating to our portfolios for the periods indicated:


                                                        SMALL LOAN PORTFOLIO
                                                     THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------
                                                       2001               2000
                                                     -----------       -----------
Gross receivable (at end of period)                  $32,613,000       $51,858,000
Deferred interest (at end of period)                     382,000           644,000
                                                     -----------       -----------
Net receivable (at end of period)                     32,231,000        51,214,000
Deferred administrative fees, ATM fees and
    insurance revenues (at end of period)              1,097,000         1,602,000
                                                     -----------       -----------
Net carrying value (at end of period)                $31,134,000       $49,612,000
                                                     ===========       ===========
Average net receivable (1)                           $37,745,000       $52,115,000
Number of contracts (at end of period)                    61,500            76,242
Average net contract balance (at end of period)      $       524       $       672

Total interest income (2)                            $ 2,386,000       $ 3,217,000
Total administrative and membership fee income           737,000           903,000
Late charge and extension fee income                     408,000           534,000

Provision for credit losses                          $ 2,113,000       $ 1,264,000
Provision for credit loss as a percentage of
    average net receivable (3)                              22.4%              9.7%

Net write-offs                                       $ 1,725,000       $ 1,264,000
Net write-offs as a percentage of average net
    receivable (3)                                          18.3%              9.7%

Average interest rate on average net
    receivable (3)                                          25.3%             24.5%


(1) Average net receivable is defined as the average gross receivables, less the average deferred interest and insurance.

(2) Amounts represent interest on the small loan portfolio, excluding administrative and membership fees, late and other fees included in other income in the condensed consolidated statements of income appearing elsewhere herein.

(3) Percentages for the three months ended March 31, 2001 and 2000 are annualized.



                                                     TRAVEL FINANCE PORTFOLIO
                                                     THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                       2001             2000
                                                     ----------       ----------

Gross receivable (at end of period)                  $3,922,000       $4,634,000
Deferred interest (at end of period)                    426,000          412,000
                                                     ----------       ----------
Net receivable (at end of period)                    $3,496,000       $4,222,000
                                                     ==========       ==========
Average net receivable (1)                           $3,995,000       $4,404,000
Number of contracts (at end of period)                   11,500           10,959
Average net contract balance (at end of period)      $      304       $      385

Total interest income                                $  281,000       $  289,000
Late charge and extension fee income                     42,000           44,000

Provision for credit losses                          $  103,000       $   25,000
Provision for credit loss as a percentage of
    average net receivable (2)                             10.3%             2.3%
Net write-offs                                       $   88,000       $   25,000
Net write-offs as a percentage of average
    net receivable (2)                                      8.8%             2.3%

Average interest rate on average net
    Receivable (2)                                         28.1%            26.3%


(1) Average net receivable is defined as the average gross receivables, less the average deferred interest.
(2) Percentages for the three months ended March 31, 2001 and 2000 are annualized.

CREDIT QUALITY

     The provision for credit losses in our small loan and travel portfolios are made following the origination of loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogenous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. We accrue interest up to the time we charge off an account. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and a deteriorating economic climate, our delinquencies have increased and in response we tightened our credit guidelines and we reevaluated our current charge-off policies and charged-off accounts that were past due at December 31, 2000 and which did not make any payments after year end and we began to implement a program to reduce customer credit limits on our Efectiva Card to amounts generally not to exceed $500. Prior to that, our charge off policy was to automatically charge-off delinquent accounts over 150 days past due. Our delinquencies have continued to remain at these increased levels during the first quarter of 2001.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Our management's periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions.

     For information concerning our provisions for credit loses and charge-offs experienced in our small loan and travel portfolios, see "Financial Trends --- Portfolios" above.

PAYMENT AND COLLECTIONS

     Industry studies estimate that a significant percentage of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule or statement that we provide to them. The vast majority of our customers make their payments in cash at our payment facilities in Banner's Central Electric's stores.

     We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or small loan contract the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn over the account to our credit collectors. Under our guidelines, we generally charge-off and turn over an account to a collection agency when we determine that the account is uncollectible.

DELINQUENCY EXPERIENCE AND ALLOWANCE FOR CREDIT LOSSES

     Borrowers under our contracts are required to make monthly payments. The following table sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.


                                                     FINANCE RECEIVABLES (1)
                                                   THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------
                                                     2001              2000
                                                 -------------      ------------
Past due accounts 31 days or more
    (gross receivable)                           $    466,000       $  3,633,000

Accounts with payments 31 days or
    more past due as a percentage of end
    of period gross receivables                           1.3%               6.4%

Allowance for credit losses                      $  2,016,000       $  2,981,000

Allowance for credit losses as a percentage
    of net receivables                                    5.6%               5.4%


(1)  Includes receivables in our small loan and travel finance portfolios.

     The accounts with payments 31 days or more past due as a percentage of end of period gross receivables have decreased as a percentage of net receivables to 1.3% from 6.4% as of March 31, 2001 and 2000, respectively. The decrease in the percentage of accounts with payments 31 days or more past due as a percentage of end of period gross receivables is primarily due to a change in the Company's charge off policy and our decision in December 2000 to charge-off accounts at year-end that were past due and which did not make any payments after year end. Write-offs trends as a percentage of average net receivables for the Small Loan Portfolio and Travel Finance Portfolio have increased to 18.3% and 8.8% in the three months ended March 31, 2001 from 9.7% and 2.3% in the three months ended March 31, 2000, respectively. As a result of the increased write-offs, the allowance for credit losses as a percentage of net receivables increased to 5.6% from 5.4% as of March 31, 2001 and 2000, respectively. These increases since the fourth quarter of 2000 occurred primarily with respect to our existing customers, rather than new credit customers. We believe these increases were a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace, coupled with uncertainty over legislative reforms potentially impacting our customers and their extended families. Additionally, delinquency trends were negatively impacted in the fourth quarter of 2000 by a five-week bus strike in the Los Angeles area and a deteriorating economic climate in the market we serve.

     The following tables summarize the results of operations of the Company for the three months ended March 31, 2001 and 2000:


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     -----------------------------
                                                        2001               2000
                                                     -----------       -----------
REVENUES
Interest income
  Small loan portfolio                               $ 2,386,000       $ 3,217,000
  Travel finance portfolio                               281,000           289,000
                                                     -----------       -----------
Total interest income                                  2,667,000         3,506,000
Travel services, net                                   2,866,000         3,322,000
Other income                                           2,256,000         2,728,000
                                                     -----------       -----------
Total revenues                                         7,789,000         9,556,000
                                                     -----------       -----------

COSTS AND EXPENSES
Operating expenses                                     4,820,000         6,995,000
Provision for credit losses                            2,216,000         1,289,000
Interest expense                                         372,000           865,000
Depreciation and amortization                            469,000           416,000
                                                     -----------       -----------
Total costs and expenses                               7,877,000         9,565,000
                                                     -----------       -----------
Loss from operations                                     (88,000)           (9,000)
OTHER INCOME
Gain on sale of property                                 179,000              --
                                                     -----------       -----------
Income (loss) before provision for income taxes           91,000            (9,000)

Provision (benefit) for income taxes                      36,000            (4,000)
                                                     -----------       -----------
Net income (loss)                                    $    55,000       $    (5,000)
                                                     ===========       ===========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

     Total revenues in the three months ended March 31, 2001 decreased to $7.8 million from $9.6 million in the three months ended March 31, 2000, a decrease of $1.8 million or 18.5%.

     Total interest income for the three months ended March 31, 2001 decreased to $2.7 million from $3.5 million in the three months ended March 31, 2000, a decrease of $0.8 million or 23.9%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $37.8 million for the three months ended March 31, 2001 compared to the average balance of $52.1 million for the three months ended March 31, 2000.

     Revenues earned on the sales of travel services decreased to $2.9 million for the three months ended March 31, 2001 compared to $3.3 million in the three months ended March 31, 2000, a decrease of $0.4 million or 13.7%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2001 and a decrease in bonus commissions.

     Other income for the three months ended March 31, 2001 decreased to $2.3 million from $2.7 million in the three months ended March 31, 2000, a decrease of $0.4 million or 17.3%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.2 million, a decrease of $0.1 million of late charge income, and a decrease of $0.1 million in check cashing fees.

     The decrease in income from our Efectiva membership and administrative fees and late charge income was primarily due to a decrease in the average balance of the small loan portfolio in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The average interest rate earned on the small loan portfolio was 25.3% for the three months ended March 31, 2001 compared to 24.5% in the three months ended March 31, 2000. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the three months ended March 31, 2001 as compared to the same period in 2000.

     Operating expenses for the three months ended March 31, 2001 decreased to $4.8 million from $7.0 million in the three months ended March 31, 2000, a decrease of $2.2 million or 31.1%. Of this decrease, $1.2 million was attributable to a decrease in expenses related to our Internet travel business, of which $0.6 miilion related to advertising expenses. The operations of our Internet travel business were curtailed in July 2000. The remaining decrease in operating expenses was attributable to a decrease of $0.8 million of credit and collection costs and corporate overhead expenses and a $0.2 million decrease in advertising expenses related to the consumer finance business.

     The provision for credit losses in the three months ended March 31, 2001 increased to $2.2 million from $1.3 million in the three months ended March 31, 2000, an increase of $0.9 million or 71.9%. This increase was primarily attributable to increased write-offs and delinquencies in the small loan portfolio.

     Interest expense for the three months ended March 31, 2001 decreased to $0.4 million from $0.9 million in the three months ended March 31, 2000, a decrease of $0.5 million or 57.0%. This decrease is primarily due to a declining average balance of debt outstanding in the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     Depreciation and amortization for the three months ended March 31, 2001 increased to $0.5 million from $0.4 million in the three months ended March 31, 2000, an increase of $0.1 million or 12.7%. This increase is primarily due to increased amortization of deferred loan costs due the Company's decision to decrease the commitment under the line of credit in the three months ended March 31, 2001.

     Loss from operations increased to $0.1 million in the three months ended March 31, 2001 from $0.0 million in the three months ended March 31, 2000 as a result of the foregoing factors.

     Gain on sale of property in the amount of $0.2 million in the three months ended March 31 2001 resulted from the sale of the property of one of the Company's check cashing locations.

     Net income for the three months ended March 31, 2001 was $0.1 million compared to $0.0 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through cash flow generated from operations and borrowings under our notes payable.

     Net cash provided from operations totaled $4.5 million and $5.7 million for the three months ended March 31, 2001 and 2000, respectively. In 2001 and 2000, the source of cash primarily consisted of net operating income after non-cash items. Non-cash items include depreciation and amortization, gain on sale of property, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities include cash flows from increases (decreases) in notes receivable, prepaid expenses and other assets, accrued expenses and other current liabilities, and other intangibles.

     Net cash provided by investing activities totaled $8.9 million and $2.5 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by investing activities in consisted of installment contracts and other contract receivables collected (originated) offset by capital expenditures.

     Net cash used in financing activities totaled $13.2 million and $6.3 million in the three months ended March 31, 2001 and 2000, respectively. Net cash used in financing activities consisted of repayment of notes payable totaling $13.2 million and $7.0 million for the three months ended March 31, 2001 and 2000, respectively, and capital contributions from Central Financial in the amount of $0.7 million in 2000.

     We require substantial capital to finance our business. Consequently, our current level of operations are affected by the availability of financing and the terms thereof. Currently, we fund operations and receivable financing activities with borrowings made by Central Consumer, our wholly owned subsidiary, under the Line of Credit which expires August 11, 2003. Central Consumer and all of its significant subsidiaries are guarantors under the Line of Credit. At March 31, 2001, Central Consumer had total assets of $46.3 million and stockholders' equity of approximately $38.1 million. Central Consumer has pledged substantially all of its assets, including its receivables and the stock of all of its significant subsidiaries as collateral for the amounts it borrows under the Line of Credit. The maximum amount available under the Line of Credit, as amended, is $27.0 million. However, the amount of credit available at any one time under the Line of Credit is limited to 70% of eligible contracts. As of March 31, 2001 the total amount available to us was $25.6 million, of which approximately $6.8 million was outstanding, including letters of credit. Central Consumer pays commitment fees to the lenders for the unused portion of the Line of Credit. These commitment fees are equal to 37.5 basis points per year times the average daily amount by which the maximum amount available under the Line of Credit exceed the amount we have borrowed under the line.

     Interest on amounts outstanding under the Line of Credit is, at the option of Central Consumer, equal to either (a) 87.5 basis points above the higher of the prime rate Union Bank of California, N.A. announces or the federal funds rate plus 50 basis points, or (b) 225 basis points above the interest rate per annum at which Union Bank of California, N.A., deposits in dollars to prime banks in the London Eurodollar market. Borrowings under the Line of Credit bore interest at the average rate of 7.8% at March 31, 2001.

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

     The Line of Credit also contains certain restrictive covenants that require, among other things, Central Consumer to maintain specific financial ratios and to satisfy certain financial tests. These include: (a) Interest Coverage Ratio (as defined in the Line of Credit) as of the end of each quarter of not less than 1.75 to 1.00 for the period August 11, 2000 to July 31, 2001 and 1.75 to 1.00, thereafter; and, (b) Leverage Ratio (as defined in the Line of Credit) as of the end of each quarter of no more than 2.00 to 1.00. Central Consumer is also required to maintain a Tangible Net Worth (as defined in the Line of Credit) as of the end of each quarter of not less than $23.5 million, plus an amount equal to 75% of Net Income (as defined in the Line of Credit) earned in each quarter (with no deduction for a net loss in a quarter), plus an amount equal to 75% of the aggregate increases in stockholders' equity as a result of the sale of any of Central Consumer's capital stock. The breach of any of these covenants or other terms of the Line of Credit could result in a default under the Line of Credit, in which event the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. At March 31, 2001, Central Consumer was in compliance with the financial ratios and tests.

     Based on our current business plan, we expect our existing capital resources will adequately satisfy our long-term working capital requirements through the period of our Line of Credit which expires August 11, 2003. Future working capital requirements, however, depend on many factors, including our ability to execute on our business plan.

     In addition, our inability at any time to renew or replace our Line of Credit or other senior credit facilities on acceptable terms could have a material adverse effect on our results of operations and financial condition. See " -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Restrictions Imposed by the Line of Credit," and " -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Need for Senior Credit Facility" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     We are exposed to interest rate risk in the form of variable interest rates on the Company's note payable and Line of Credit of the Company's wholly owned subsidiary. For the three months ended March 31, 2001, the average interest rate charged on the note payable and Line of Credit, which totaled $11.6 million at March 31, 2001 was 7.9%.

     For an immediate 1.0% increase in interest rates, projected after-tax earning would decline approximately $0.1 million in 2001 and $0.1 million in 2002. An immediate 1.0% rise in interest rates is a hypothetical rate scenario used to estimate risk, and does not currently represent management's expectations of future market developments.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.8 Note Payable to Banner Central Finance Company.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HISPANIC EXPRESS, INC.



May 15, 2001                                /s Gary M Cypres
                                            ------------------------------------
                                            Gary M. Cypres
                                            Chairman of the Board


May 15, 2001                                /s/  Howard Weitzman
                                            ------------------------------------
                                            Howard Weitzman
                                            Chief Financial Officer