Form 10-Q
period 2001-06-30
HISPANIC EXPRESS INC
filed 2001-08-14
CIK 1125631

As filed with the Securities and Exchange Commission on August 14, 2001.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ____________ to ______________

Commission file number: 000-31749

HISPANIC EXPRESS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4821102 (I.R.S. Employer Identification Number)

5480 East Ferguson Drive
Commerce, California 90022
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (323) 720-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares outstanding of the Registrant’s Common Stock, as of August 14, 2001: 7,166,000

HISPANIC EXPRESS, INC.

FORM 10-Q

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$10,168,000	$4,528,000

Finance receivables, net	21,867,000	43,465,000

Prepaid expenses and other current assets	1,036,000	950,000

Deferred income taxes	946,000	946,000

Income tax receivable	2,736,000	3,903,000

Property and equipment, net	7,358,000	7,935,000

Intangible and other assets, net	11,976,000	12,489,000

TOTAL ASSETS	$56,087,000	$74,216,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable	$5,602,000	$24,813,000

Accrued expenses and other current liabilities	9,829,000	8,522,000

Accounts payable to related party	—	241,000

TOTAL LIABILITIES	15,431,000	33,576,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Stockholders’ equity	40,656,000	40,640,000

Total stockholders’ equity	40,656,000	40,640,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,087,000	$74,216,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Interest income

Small loan portfolio	$1,712,000	$2,920,000	$4,098,000	$6,137,000

Travel finance portfolio	243,000	241,000	524,000	530,000

Total interest income	1,955,000	3,161,000	4,622,000	6,667,000

Travel services, net	3,441,000	3,661,000	6,307,000	6,983,000

Other income	1,524,000	2,570,000	3,780,000	5,298,000

Total revenues	6,920,000	9,392,000	14,709,000	18,948,000

Costs and expenses

Operating expenses	4,461,000	6,405,000	9,281,000	13,400,000

Provision for credit losses	1,945,000	1,732,000	4,161,000	3,021,000

Interest expense	122,000	790,000	494,000	1,655,000

Depreciation and amortization	457,000	435,000	926,000	851,000

Total costs and expenses	6,985,000	9,362,000	14,862,000	18,927,000

Income (loss) from operations	(65,000)	30,000	(153,000)	21,000

Gain on sale of property	—	—	179,000	—

Income (loss) before provision for income taxes	(65,000)	30,000	26,000	21,000

Provision (benefit) for income taxes	(26,000)	12,000	10,000	8,000

Net income (loss)	$(39,000)	$18,000	$16,000	$13,000

Earnings (loss) per common share (unaudited):

Basic	$(0.01)	$0.00	$0.00	$0.00

Diluted	$(0.01)	$0.00	$0.00	$0.00

Shares used in calculating earnings (loss) per common share:

Basic	7,166,000	7,166,000	7,166,000	7,166,000

Diluted	7,166,000	7,166,000	7,166,000	7,166,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM

OPERATING ACTIVITIES:

Net income	$16,000	$13,000

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of property	(179,000)	—

Depreciation and amortization	926,000	851,000

Provision for credit losses	4,161,000	3,021,000

Deferred income taxes	—	86,000

Changes in assets and liabilities:

Prepaid expenses and other current assets	(86,000)	326,000

Income tax receivable	1,167,000	—

Accrued expenses and other current liabilities	1,307,000	1,485,000

Accounts payable to related party	(241,000)	1,924,000

Other intangible assets	(32,000)	—

Net cash provided by operating activities	7,039,000	7,706,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Installment contracts and other contract receivables collected, net of recoveries	17,437,000	2,629,000

Proceeds from sale of property	892,000	—

Capital expenditures	(224,000)	(1,028,000)

Net cash provided by investing activities	18,105,000	1,601,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(19,488,000)	(11,900,000)

Payments on capital lease obligation	(16,000)	—

Purchase of treasury stock of predecessor company	—	(47,000)

Capital contribution from related party	—	1,982,000

Net cash used in financing activities	(19,504,000)	(9,965,000)

NET (DECREASE) INCREASE IN CASH	5,640,000	(658,000)

CASH, BEGINNING OF PERIOD	4,528,000	5,208,000

CASH, END OF PERIOD	$10,168,000	$4,550,000

CASH PAID DURING THE YEAR FOR:

INTEREST	$512,000	$1,919,000

INCOME TAXES	54,000	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HISPANIC EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Nature of Operations

     Basis of Presentation – The condensed consolidated financial statements of Hispanic Express, Inc. (“Hispanic Express” or the “Company”) are unaudited, other than the consolidated balance sheet at December 31, 2000. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     Hispanic Express, Inc. was formed in September 2000 and was a wholly-owned subsidiary of Central Financial Acceptance Corporation (“Central Financial”). On September 6, 2000 the Board of Directors of Central Financial approved a Plan of Complete Dissolution, Liquidation and Distribution (the “Plan”) under which Central Financial’s subsidiaries were reorganized into two public companies, Hispanic Express and Banner Central Finance Company (“Banner Central Finance”). On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Hispanic Express and Banner Central Finance. Pursuant to the Plan, Central Financial contributed to Hispanic Express its investment in subsidiaries, which are engaged in the small loan, travel finance, check cashing and travel services businesses, and contributed to Banner Central Finance, its businesses engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business.

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

     On February 28, 2001, Central Financial purchased and contributed to the Company 100% of the outstanding common stock of BCE Playground, Inc., an affiliated company, which it acquired for approximately $180,000.

     Nature of Operations – The Company: (i) provides unsecured small loans to its customers; (ii) provides travel services; (iii) originates and services consumer finance receivables generated by the Company’s customers for the purchase of travel services sold by the Company; (iv) provides check cashing and money transfer services; and (v) provides insurance products. The majority of the Company’s business is focused in Southern California and the Company experiences the highest demand for its financial products and services between October and December and the second and fourth quarter for its travel services.

     On February 9, 2001, the Company closed one of its finance centers and sold the property for approximately $892,000. This resulted in a gain from the sale of property of approximately $179,000 and is included in the condensed consolidated statements of income.

     New Accounting Pronouncements - The Financial Accounting Standards Board (FASB) has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules will consist of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142,“Goodwill and Other Intangible Assets”. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. In accordance with these new accounting standards, the Company plans to adopt SFAS No. 141 and No. 142 on January 1, 2002.

2. Earnings Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Options to purchase 797,000 shares of common stock that were outstanding at June 30, 2001, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 because the options’ exercise price was greater than the average market price of the Company’s common stock during these periods and, therefore, the effect would be antidilutive. Basic earnings and diluted earnings per share for the three and six months ended June 30, 2000 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2000.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,

	2001	2000

Numerator:

Net income (loss)	$(39,000)	$18,000

Denominator:

Denominator for basic earnings (loss) per share – weighted average shares outstanding	7,166,000	7,166,000

Effect of dilutive securities:

Dilutive options	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings (loss) per share	7,166,000	7,166,000

Basic earnings (loss) per share	$(0.01)	$0.00

Diluted earnings (loss) per share	$(0.01)	$0.00

	Six Months Ended June 30,

	2001	2000

Numerator:

Net income	$16,000	$13,000

Denominator:

Denominator for basic earnings per share – weighted average shares outstanding	7,166,000	7,166,000

Effect of dilutive securities:

Dilutive options	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share	7,166,000	7,166,000

Basic earnings per share	$0.00	$0.00

Diluted earnings per share	$0.00	$0.00

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

3. Certain Condensed Consolidated Financial Statement Details

Finance Receivables

	June 30,	December 31,
	2001	2000

Gross finance receivables:

Small loan portfolio	$22,017,000	$43,157,000

Travel finance portfolio	3,649,000	4,855,000

	25,666,000	48,012,000

Less:

Deferred interest	917,000	1,031,000

Allowance for credit losses	2,046,000	1,613,000

Deferred administrative, Efectiva membership and transaction fees and insurance revenues	600,000	1,581,000

Credit insurance and reserves for policyholder’s benefits	236,000	322,000

	3,799,000	4,547,000

Finance receivables, net	$21,867,000	$43,465,000

     Customers are required to make monthly payments on the Company’s receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

	June 30,	December 31,
	2001	2000

Small loan portfolio:

Past due 31 days plus	$638,000	$824,000

Travel finance portfolio:

Past due 31 days plus	$22,000	$35,000

     The allowance for credit losses includes the following:

	Three Months Ended June 30,

	2001	2000

Allowance for credit losses, beginning of the period	$2,016,000	$2,981,000

Provision for credit losses	1,945,000	1,732,000

Charge-offs, net of recoveries	(1,915,000)	(1,544,000)

Allowance for credit losses, end of period	$2,046,000	$3,169,000

	Six Months Ended June 30,

	2001	2000

Allowance for credit losses, beginning of the period	$1,613,000	$2,981,000

Provision for credit losses	4,161,000	3,021,000

Charge-offs, net of recoveries	(3,728,000)	(2,833,000)

Allowance for credit losses, end of period	$2,046,000	$3,169,000

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Property and Equipment

	June 30,	December 31,
	2001	2000

Land	$1,567,000	$1,936,000

Buildings and improvements	3,820,000	4,125,000

Furniture, equipment and software	4,095,000	3,726,000

	9,482,000	9,787,000

Less: Accumulated depreciation	2,124,000	1,852,000

	$7,358,000	$7,935,000

Intangible and Other Assets

	June 30,	December 31,
	2001	2000

Goodwill	$13,533,000	$13,533,000

Deferred loan costs on line of credit	370,000	564,000

Non-compete agreements	408,000	408,000

Other	3,000	3,000

	14,314,000	14,508,000

Less: Accumulated amortization	2,338,000	2,019,000

	$11,976,000	$12,489,000

Other Income

	Three Months Ended June 30,

	2001	2000

Membership and administrative fees	$601,000	$899,000

Late charges	473,000	588,000

Insurance products	232,000	708,000

Check cashing fees and other	218,000	375,000

	$1,524,000	$2,570,000

	Six Months Ended June 30,

	2001	2000

Membership and administrative fees	$1,338,000	$1,802,000

Late charges	923,000	1,111,000

Insurance products	945,000	1,462,000

Check cashing fees and other	574,000	923,000

	$3,780,000	$5,298,000

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

4. Notes Payable

Notes payable consists of the following:

	June 30,	December 31,
	2001	2000

Note payable to bank	$—	$23,600,000

Note payable to related party	5,325,000	1,213,000

Capital lease obligation	277,000	—

	$5,602,000	$24,813,000

     On August 11, 2000, as amended, Central Consumer Finance Company (“Central Consumer”), a wholly owned subsidiary of the Company entered into a new credit agreement with several banks and Union Bank of California, N. A. as Agent (“Union Bank Line of Credit”) that provided for the issuance of notes up to $27.0 million. Central Financial had Letters of Credit outstanding for various purposes in the amount of $0.3 million at June 30, 2001. Borrowings under the Union Bank Line of Credit is limited to 70% of eligible receivable contracts as defined in the credit agreement. The total amount of available credit under the facility was limited to $17.8 million at June 30, 2001. There were no borrowings outstanding at June 30, 2001. Substantially all of the assets and stock of Central Consumer have been pledged as collateral for amounts borrowed under the Union Bank Line of Credit. The Union Bank Line of Credit requires, among other things, that Central Consumer maintain specific financial ratios and satisfy certain financial covenants and restricts, among other things, Central Consumer’s ability to incur additional indebtedness, pay dividends, make certain restricted payments or consummate certain asset sales. At June 30, 2001, Central Consumer and its subsidiaries had total assets of approximately $38.7 million and stockholders’ equity of approximately $36.8 million. Interest on the Union Bank Line of Credit is determined at Central Consumer’s option, equal to either, (a) 87.5 basis points above the higher of the prime rate Union Bank of California, N.A. announces or the federal funds rate plus 50 basis points or (b) 225 basis points above the interest rate per annum at which Union Bank of California, N.A. offers deposits in dollars to prime banks in the London Eurodollar market. Borrowings under the facility bore interest at the weighted average rate of 7.8% for the six months ended June 30, 2001. The Union Bank Line of Credit expires on August 11, 2003.

     Central Consumer is required to pay a commitment fee of 0.375% per annum for unused portions of its line of credit. These fees totaled $24,000 and $49,000 for the three and six months ended June 30, 2001, respectively, and $21,000 and $83,000 for the three and six months ended June 30, 2000, respectively. These amounts have been included in interest expense in the condensed consolidated statements of income for the periods presented.

     At June 30, 2001, the Company had a note payable to Banner Central Finance Company, a related party, in the amount of $5,325,000 which bears interest per annum at the prime rate calculated at the beginning of each month (6.75% at June 30, 2001) and is payable on June 30, 2004. Interest expense on this note payable totaled $100,000 and $123,000 for the three and six months ended June 30, 2001, respectively.

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

     The Company entered into a capital lease in the amount of $309,000 for computer equipment. The capital lease requires payments of $9,000 per month until maturity in February 2004. The present value of future payments at 5.6% was $277,000 at June 30, 2001.

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

5. Related Party Transactions

     In connection with its formation, the Company, Central Financial and Banner Central Finance entered into certain agreements; including, the Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

     The Operating Agreement provides, among other things, that the Company and its subsidiaries are obligated to provide to Banner Central Finance, and Banner Central Finance is obligated to utilize, certain services, including receivable servicing and collection and payment processing, accounting, management information systems and employee benefits. The Operating Agreement also provides for the Company to guarantee up to $4,000,000 of bank or similar financing of Banner Central Finance, pursuant to certain conditions. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to Banner Central Finance, or to the extent that other costs are incurred by the Company or its subsidiaries that directly relate to Banner Central Finance, Banner Central Finance is obligated to pay the Company and its subsidiaries the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Banner Central Finance upon one year’s prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner Central Finance totaled $504,000 and $1,029,000 for the three and six months ended June 30, 2001, respectively, and $743,000 and $1,655,000 for the three and six months ended June 30,2000, respectively.

     The Company, Central Financial and Banner Central Finance have entered into a Tax Sharing Agreement which provides, among other things, for the payment of federal, state and other income tax remittances or refunds for periods during which the Company was included in the same consolidated group for federal income tax purposes; the allocation of responsibility for the filing of such tax returns and various related matters. For periods in which the Company was included in Central Financial’s consolidated federal income tax returns, the Company will be required to pay its allocable portion of the consolidated federal, state and other income tax liabilities of the group and will be entitled to receive refunds determined as if the Company had filed separate income tax returns. With respect to Central Financial’s liability for payment of taxes for all periods during which the Company was so included in Central Financial’s consolidated federal income tax returns, the Company will indemnify Central Financial for all federal, state and other income tax liabilities of the Company for such periods. February 28, 2001 was the last day on which the Company was required to be included in Central Financial’s consolidated federal income tax returns.

     In connection with the adoption of the Plan, the Company entered into a new lease with BCE Properties II, Inc., an affiliated company, for its executive and administrative offices. The new lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Rent expense for this lease in the three and six months ended June 30, 2001 was $75,000 and $150,000, respectively. Additionally, the Company entered into a 15 year agreement to lease approximately 30,000 square feet of retail space to Banner’s Central Electric, Inc., an affiliated company, with annual rent of $200,000 per year subject to CPI increases. Rental income in connection with this lease for the three and six months ended June 30, 2001 was $50,000 and $100,000, respectively.

     For the six months ended June 30, 2000, the Company received capital contributions from its parent company of $1,982,000, which was used primarily to repay notes payable.

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

6. Segment Information

     The Company has identified three reporting segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, Consumer Finance Business, Travel Business and Corporate Overhead. The factors for determining the reportable segments were based on the distinct nature of their operations. The Consumer Finance Business and Travel Business are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Consumer Finance Business includes the Small Loan Portfolio, Travel Finance Portfolio and insurance and other products provided to customers of the Consumer Finance Business. The Company’s Travel Business is comprised of the retail travel stores and travel internet business. Corporate Overhead is comprised of unallocated corporate overhead expenses. Substantially all of the operations of the above businesses are concentrated in California.

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2000 Form 10-K. The Company evaluates the performance of its operating segments based on revenues and operating income. Operating income for each segment includes revenue and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses and income taxes. Corporate expenses include separately managed general and administrative expenses. Summary information by segment follows:

Revenues

	Three Months Ended June 30,

	2001	2000

Consumer Finance Business	$3,479,000	$5,731,000

Travel Business	3,441,000	3,661,000

Corporate Overhead	—	—

Total revenues	$6,920,000	$9,392,000

	Six Months Ended June 30,

	2001	2000

Consumer Finance Business	$8,402,000	$11,965,000

Travel Business	6,307,000	6,983,000

Corporate Overhead	—	—

Total revenues	$14,709,000	$18,948,000

Income (Loss) From Operations

	Three Months Ended June 30,

	2001	2000

Consumer Finance Business	$327,000	$1,374,000

Travel Business	381,000	36,000

Corporate Overhead	(773,000)	(1,380,000)

Total income (loss) from operations	$(65,000)	$30,000

	Six Months Ended June 30,

	2001	2000

Consumer Finance Business	$1,361,000	$3,600,000

Travel Business	269,000	(803,000)

Corporate Overhead	(1,783,000)	(2,776,000)

Total income (loss) from operations	$(153,000)	$21,000

HISPANIC EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

Total Assets

	June 30,	December 31,
	2001	2000

Consumer Finance Business	$44,089,000	$61,961,000

Travel Business	11,998,000	12,255,000

Corporate Overhead	—	—

Total assets	$56,087,000	$74,216,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Hispanic Express, Inc. and its subsidiaries (the “Company” which may be referred to as “we” or “us,” when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see “Item 1. Business — Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

Financial Trends

Portfolios

The following sets forth certain information relating to our portfolios for the periods indicated:

	Small Loan Portfolio

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Gross receivable (at end of period)	$22,017,000	$50,454,000	$22,017,000	$50,454,000

Deferred interest (at end of period)	503,000	700,000	503,000	700,000

Net receivable (at end of period)	21,514,000	49,754,000	21,514,000	49,754,000

Deferred administrative fees, ATM fees and insurance revenues (at end of period)	600,000	1,308,000	600,000	1,308,000

Net carrying value (at end of period)	$20,914,000	$48,446,000	$20,914,000	$48,446,000

Average net receivable (1)	$28,205,000	$49,277,000	$33,365,000	$52,158,000

Number of contracts (at end of period)	49,663	80,565	49,663	80,565

Average net contract balance (at end of period)	$454	$619	$507	$632

Total interest income (2)	$1,712,000	$2,920,000	$4,098,000	$6,137,000

Total administrative and membership fee income	601,000	899,000	1,338,000	1,802,000

Late charge and extension fee income	441,000	532,000	849,000	1,011,000

Provision for credit losses	$1,876,000	$1,664,000	$3,989,000	$2,928,000

Provision for credit loss as a percentage of average net receivable (3)	26.6%	13.5%	23.9%	11.2%

Net write-offs	$1,851,000	$1,481,000	$3,576,000	$2,745,000

Net write-offs as a percentage of average net receivable (3)	26.3%	12.0%	21.4%	10.5%

Average interest rate on average net receivable (3)	24.3%	23.7%	24.6%	23.5%

(1)	Average net receivable is defined as the average gross receivables, less the average deferred interest and insurance.

(2)	Amounts represent interest on the small loan portfolio, excluding administrative and membership fees, late and other fees included in other income in the condensed consolidated statements of income appearing elsewhere herein.

(3)	Percentages for the three and six months ended June 30, 2001 and 2000 are annualized.

	Travel Finance Portfolio

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Gross receivable (at end of period)	$3,649,000	$4,893,000	$3,649,000	$4,893,000

Deferred interest (at end of period)	414,000	461,000	414,000	461,000

Net receivable (at end of period)	$3,235,000	$4,432,000	$3,235,000	$4,432,000

Average net receivable (1)	$3,437,000	$4,237,000	$3,995,000	$4,334,000

Number of contracts (at end of period)	11,409	10,880	11,409	10,880

Average net contract balance (at end of period)	$299	$394	$337	$392

Total interest income	$243,000	$241,000	$524,000	$530,000

Late charge and extension fee income	32,000	56,000	74,000	100,000

Provision for credit losses	$69,000	$68,000	$172,000	$93,000

Provision for credit loss as a percentage of average net receivable (2)	8.0%	6.4%	8.6%	4.3%

Net write-offs	$64,000	$63,000	$152,000	$88,000

Net write-offs as a percentage of average net receivable (2)	7.5%	6.0%	7.6%	4.1%

Average interest rate on average net receivable (2)	28.3%	22.8%	26.2%	24.5%

(1)	Average net receivable is defined as the average gross receivables, less the average deferred interest.

(2)	Percentages for the three and six months ended June 30, 2001 and 2000 are annualized.

Credit Quality

     The provision for credit losses in our small loan and travel portfolios are made following the origination of loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogenous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. We accrue interest up to the time we charge off an account. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and a deteriorating economic climate, our delinquencies have increased and in response we tightened our credit guidelines and we reevaluated our current charge-off policies and charged-off accounts that were past due at December 31, 2000 and which did not make any payments after year end and we began to implement a program to reduce customer credit limits on our Efectiva Card to amounts generally not to exceed $500. Prior to that, our charge off policy was to automatically charge-off delinquent accounts over 150 days past due. Our delinquencies have continued to remain at these increased levels during the first six months of 2001.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Our management’s periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay and current economic conditions.

     For information concerning our provisions for credit loses and charge-offs experienced in our small loan and travel portfolios, see “Financial Trends — Portfolios” above.

Payment and Collections

     Industry studies estimate that a significant percentage of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule or statement that we provide to them. The vast majority of our customers make their payments in cash at our payment facilities in Banner Central Finance’s and Banner’s Central Electric’s stores.

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

	Finance Receivables (1)
	Six Months Ended June 30,

	2001	2000

Past due accounts 31 days or more (gross receivable)	$660,000	$3,512,000

Accounts with payments 31 days or more past due as a percentage of end of period gross receivables	2.6%	6.3%

Allowance for credit losses	$2,046,000	$3,169,000

Allowance for credit losses as a percentage of net receivables	8.2%	5.8%

(1)	Includes receivables in our small loan and travel finance portfolios.

     The accounts with payments 31 days or more past due as a percentage of end of period gross receivables have decreased as a percentage of net receivables to 2.6% from 6.3% as of June 30, 2001 and 2000, respectively. The decrease in the percentage of accounts with payments 31 days or more past due as a percentage of end of period gross receivables is primarily due to a change in the Company’s charge off policy in December 2000. Write-off trends as a percentage of average net receivables for the Small Loan Portfolio and Travel Finance Portfolio have increased to 21.4% and 7.6% in the six months ended June 30, 2001 from 10.5% and 4.1% in the six months ended June 30, 2000, respectively. As a result of the increased write-offs, the allowance for credit losses as a percentage of net receivables increased to 8.2% from 5.8% as of June 30, 2001 and 2000, respectively. These increases since the fourth quarter of 2000 occurred primarily with respect to our existing customers, rather than new credit customers. We believe these increases were a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace, coupled with uncertainty over legislative reforms potentially impacting our customers and their extended families. Additionally, delinquency trends were negatively impacted in the fourth quarter of 2000 by a five-week bus strike in the Los Angeles area and a deteriorating economic climate in the market we serve.

     The following tables summarize the results of operations of the Company for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues

Interest income

Small loan portfolio	$1,712,000	$2,920,000	$4,098,000	$6,137,000

Travel finance portfolio	243,000	241,000	524,000	530,000

Total interest income	1,955,000	3,161,000	4,622,000	6,667,000

Travel services, net	3,441,000	3,661,000	6,307,000	6,983,000

Other income	1,524,000	2,570,000	3,780,000	5,298,000

Total revenues	6,920,000	9,392,000	14,709,000	18,948,000

Costs and expenses

Operating expenses	4,461,000	6,405,000	9,281,000	13,400,000

Provision for credit losses	1,945,000	1,732,000	4,161,000	3,021,000

Interest expense	122,000	790,000	494,000	1,655,000

Depreciation and amortization	457,000	435,000	926,000	851,000

Total costs and expenses	6,985,000	9,362,000	14,862,000	18,927,000

Income (loss) from operations	(65,000)	30,000	(153,000)	21,000

Gain on sale of property	—	—	179,000	—

Income (loss) before provision for income taxes	(65,000)	30,000	26,000	21,000

Provision (benefit) for income taxes	(26,000)	12,000	10,000	8,000

Net income (loss)	$(39,000)	$18,000	$16,000	$13,000

Three Months Ended June 30, 2001 Compared With The Results of Operations For The Three Months Ended June 30, 2000

     Total revenues in the three months ended June 30, 2001 decreased to $6.9 million from $9.4 million in the three months ended June 30, 2000, a decrease of $2.5 million or 26.3%.

     Total interest income for the three months ended June 30, 2001 decreased to $2.0 million from $3.2 million in the three months ended June 30, 2000, a decrease of $1.2 million or 38.2%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $28.2 million for the three months ended June 30, 2001 compared to the average balance of $49.3 million for the three months ended June 30, 2000.

     Revenues earned on the sales of travel services decreased to $3.4 million for the three months ended June 30, 2001 compared to $3.7 million in the three months ended June 30, 2000, a decrease of $0.3 million or 6.0%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2001 and a decrease in bonus commissions.

     Other income for the three months ended June 30, 2001 decreased to $1.5 million from $2.6 million in the three months ended June 30, 2000, a decrease of $1.1 million or 40.7%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.3 million, a decrease of $0.6 million of late charges and insurance income, and a decrease of $0.2 million in check cashing fees and other.

     The decrease in income from our Efectiva membership and administrative fees, late charge income and insurance was primarily due to a decrease in the average balance of the small loan portfolio in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The average interest rate earned on the small loan portfolio was 24.3% for the three months ended June 30, 2001 compared to 23.7% in the three months ended June 30, 2000. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the three months ended June 30, 2001 as compared to the same period in 2000.

     Operating expenses for the three months ended June 30, 2001 decreased to $4.5 million from $6.4 million in the three months ended June 30, 2000, a decrease of $1.9 million or 30.4%. Of this decrease, $0.6 million was attributable to a decrease in expenses related to our travel business, of which $0.4 million related to expenses of our Internet travel operations. The operations of our Internet travel business were curtailed in July 2000. The remaining decrease in operating expenses was attributable to a decrease of $1.3 million of credit and collection costs and corporate overhead expenses.

     The provision for credit losses in the three months ended June 30, 2001 increased to $1.9 million from $1.7 million in the three months ended June 30, 2000, an increase of $0.2 million or 12.3%. This increase was primarily attributable to increased write-offs and delinquencies in the small loan portfolio.

     Interest expense for the three months ended June 30, 2001 decreased to $0.1 million from $0.8 million in the three months ended June 30, 2000, a decrease of $0.7 million or 84.6%. This decrease is primarily due to a declining average balance of debt outstanding in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Depreciation and amortization for the three months ended June 30, 2001 increased to $0.5 million from $0.4 million in the three months ended June 30, 2000, an increase of $0.1 million or 0.5%. This increase is primarily due to increased amortization of deferred loan costs due the Company’s decision to decrease the commitment under the line of credit in the three months ended June 30, 2001.

     Loss from operations increased to $0.1 million in the three months ended June 30, 2001 from $0.0 million in the three months ended June 30, 2000 as a result of the foregoing factors.

     Net loss was $0.0 million for the three months ended June 30, 2001 and 2000.

Six Months Ended June 30, 2001 Compared With The Results of Operations For The Six Months Ended June 30, 2000

     Total revenues in the six months ended June 30, 2001 decreased to $14.7 million from $18.9 million in the six months ended June 30, 2000, a decrease of $4.2 million or 22.4%.

     Total interest income for the six months ended June 30, 2001 decreased to $4.6 million from $6.7 million in the six months ended June 30, 2000, a decrease of $2.1 million or 30.7%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $33.4 million for the six months ended June 30, 2001 compared to the average balance of $52.2 million for the six months ended June 30, 2000.

     Revenues earned on the sales of travel services decreased to $6.3 million for the six months ended June 30, 2001 compared to $7.0 million in the six months ended June 30, 2000, a decrease of $0.7 million or 9.7%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2001 and a decrease in bonus commissions.

     Other income for the six months ended June 30, 2001 decreased to $3.8 million from $5.3 million in the six months ended June 30, 2000, a decrease of $1.5 million or 28.7%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.5 million, a decrease of $0.7 million of late charges and insurance income, and a decrease of $0.3 million in check cashing fees and other.

     The decrease in income from our Efectiva membership and administrative fees and late charge income was primarily due to a decrease in the average balance of the small loan portfolio in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The average interest rate earned on the small loan portfolio was 24.6% for the six months ended June 30, 2001 compared to 23.5% in the six months ended June 30, 2000. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the six months ended June 30, 2001 as compared to the same period in 2000.

     Operating expenses for the six months ended June 30, 2001 decreased to $9.3 million from $13.4 million in the six months ended June 30, 2000, a decrease of $4.1 million or 30.7%. Of this decrease, $1.8 million was attributable to a decrease in expenses related to our travel business, of which $0.7 million related to advertising expenses for our Internet travel operations that were curtailed in July 2000. The remaining decrease in operating expenses was attributable to a decrease of $2.1 million of credit and collection costs and corporate overhead expenses and a $0.2 million decrease in advertising expenses related to the consumer finance business.

     The provision for credit losses in the six months ended June 30, 2001 increased to $4.2 million from $3.0 million in the six months ended June 30, 2000, an increase of $1.2 million or 37.7%. This increase was primarily attributable to increased write-offs and delinquencies in the small loan portfolio.

     Interest expense in the six months ended June 30, 2001 decreased to $0.5 million from $1.7 million in the six months ended June 30, 2000, a decrease of $1.2 million or 70.2% This decrease is primarily due to a declining average balance of debt outstanding in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Depreciation and amortization was $0.9 million for the six months ended June 30, 2001 and 2000.

     Loss from operations increased to $0.2 million in the six months ended June 30, 2001 from $0.0 million in the six months ended June 30, 2000 as a result of the foregoing factors.

     Gain on sale of property in the amount of $0.2 million in the six months ended June 30 2001 resulted from the sale of the property of one of the Company’s check cashing locations.

     Net income was $0.0 million for the six months ended June 30, 2001 and 2000.

Liquidity and Capital Resources

     We have financed our operations primarily through cash flow generated from operations and borrowings under our notes payable.

     Net cash provided from operations totaled $7.0 million and $7.7 million for the six months ended June 30, 2001 and 2000, respectively. In 2001 and 2000, the source of cash primarily consisted of net operating income after non-cash items. Non-cash items include depreciation and amortization, gain on sale of property, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities include cash flows from increases (decreases) in prepaid expenses and other assets, income tax receivable, accrued expenses and other current liabilities, and other intangibles.

     Net cash provided by investing activities totaled $18.1 million and $1.6 million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by investing activities consisted of installment contracts and other contract receivables collected and proceeds from the sale of property, offset by capital expenditures.

     Net cash used in financing activities totaled $19.5 million and $10.0 million in the six months ended June 30, 2001 and 2000, respectively. Net cash used in financing activities consisted of repayment of notes payable totaling $19.5 million and $11.9 million for the six months ended June 30, 2001 and 2000, respectively, and capital contributions from Central Financial in the amount of $2.0 million in 2000.

     We require substantial capital to finance our business. Consequently, our current level of operations are affected by the availability of financing and the terms thereof. Currently, we fund operations and receivable financing activities with borrowings made by Central Consumer, our wholly owned subsidiary, under the Line of Credit which expires August 11, 2003. Central Consumer and all of its significant subsidiaries are guarantors under the Line of Credit. At June 30, 2001, Central Consumer had total assets of $38.7 million and stockholders’ equity of approximately $36.8 million. Central Consumer has pledged substantially all of its assets, including its receivables and the stock of all of its significant subsidiaries as collateral for the amounts it borrows under the Line of Credit. The maximum amount available under the Line of Credit, as amended, is $27.0 million. However, the amount of credit available at any one time under the Line of Credit is limited to 70% of eligible contracts. As of June 30, 2001 the total amount available to us was $17.8 million. There were no borrowings outstanding at June 30, 2001. Central Consumer pays commitment fees to the lenders for the unused portion of the Line of Credit. These commitment fees are equal to 37.5 basis points per year times the average daily amount by which the maximum amount available under the Line of Credit exceed the amount we have borrowed under the line.

     Interest on amounts outstanding under the Line of Credit is, at the option of Central Consumer, equal to either (a) 87.5 basis points above the higher of the prime rate Union Bank of California, N.A. announces or the federal funds rate plus 50 basis points, or (b) 225 basis points above the interest rate per annum at which Union Bank of California, N.A., offers deposits in dollars to prime banks in the London Eurodollar market. Borrowings under the Line of Credit bore interest at the average rate of 7.8% for the six months ended June 30, 2001.

     The Line of Credit restricts, among other things, Central Consumer’s ability to: (1) incur additional indebtedness; (2) pay indebtedness prior to the date when due; (3) pay dividends, make certain other restricted payments or consummate certain assets sales; (4) merge or consolidate with any other person; (5) enter into certain transactions with affiliates; (6) incur indebtedness that is subordinate in priority and right of payment to amounts outstanding under the Line of Credit; and, (7) make future acquisitions in excess of an aggregate amount.

     The Line of Credit also contains certain restrictive covenants that require, among other things, Central Consumer to maintain specific financial ratios and to satisfy certain financial tests. These include: (a) Interest Coverage Ratio (as defined in the Line of Credit) as of the end of each quarter of not less than 1.75 to 1.00 for the period August 11, 2000 to July 31, 2001 and 1.75 to 1.00, thereafter; and, (b) Leverage Ratio (as defined in the Line of Credit) as of the end of each quarter of no more than 2.00 to 1.00. Central Consumer is also required to maintain a Tangible Net Worth (as defined in the Line of Credit) as of the end of each quarter of not less than $23.5 million, plus an amount equal to 75% of Net Income (as defined in the Line of Credit) earned in each quarter (with no deduction for a net loss in a quarter), plus an amount equal to 75% of the aggregate increases in stockholders’ equity as a result of the sale of any of Central Consumer’s capital stock. The breach of any of these covenants or other terms of the Line of Credit could result in a default under the Line of Credit, in which event the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. At June 30, 2001, Central Consumer was in compliance with the financial ratios and tests.

     Based on our current business plan, we expect our existing capital resources will adequately satisfy our long-term working capital requirements through the period of our Line of Credit which expires August 11, 2003. Future working capital requirements, however, depend on many factors, including our ability to execute on our business plan.

     In addition, our inability at any time to renew or replace our Line of Credit or other senior credit facilities on acceptable terms could have a material adverse effect on our results of operations and financial condition. See “ – Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price – Restrictions Imposed by the Line of Credit,” and “ – Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price – Need for Senior Credit Facility” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

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

     We are exposed to interest rate risk in the form of variable interest rates on the Company’s note payable and Line of Credit of the Company’s wholly owned subsidiary. For the six months ended June 30, 2001, the average interest rate charged on the note payable to related party and Line of Credit, which totaled $5.3 million at June 30, 2001 was 7.8%.

     For an immediate 1.0% increase in interest rates, projected after-tax earning would decline approximately $0.1 million in 2001 and $0.1 million in 2002. An immediate 1.0% rise in interest rates is a hypothetical rate scenario used to estimate risk, and does not currently represent management’s expectations of future market developments.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANIC EXPRESS, INC.

August 14, 2001	/s/ Gary M Cypres Gary M. Cypres Chairman of the Board, President and Chief Executive Officer

August 14, 2001	/s/ Howard Weitzman Howard Weitzman Chief Financial Officer