Form 10-Q
period 2001-09-30
HISPANIC EXPRESS INC
filed 2001-11-14
CIK 1125631

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2001.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                              Washington, DC  20549
                                    FORM 10-Q
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                       OR
        [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT 1934



          FOR THE TRANSITION PERIOD FROM ____________ TO ______________



                       COMMISSION FILE NUMBER:  000-31749



                             HISPANIC EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)


                          DELAWARE                  95-4821102
                (State or other jurisdiction     (I.R.S. Employer
          of incorporation or organization)     Identification Number)


                            5480 EAST FERGUSON DRIVE
                           COMMERCE, CALIFORNIA  90022
               (Address of principal executive offices) (Zip Code)



       Registrant's telephone number, including area code:  (323) 720-8600




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --
Number of shares outstanding of the Registrant's Common Stock, as of November 14, 2001: 6,976,000

                                       HISPANIC EXPRESS, INC.

                                             FORM 10-Q


                                               INDEX

                                                                                            Page No.
                                                                                            --------


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000. . .  3

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .  21

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


                      HISPANIC EXPRESS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                               SEPTEMBER 30, DECEMBER 31,
                                                   2001         2000
                                                -----------  -----------
ASSETS
Cash and cash equivalents. . . . . . . . . . .  $11,247,000  $ 4,528,000
Finance receivables, net . . . . . . . . . . .   14,088,000   43,465,000
Prepaid expenses and other current assets. . .    1,295,000      950,000
Deferred income taxes. . . . . . . . . . . . .      946,000      946,000
Income tax receivable. . . . . . . . . . . . .    2,846,000    3,903,000
Property and equipment, net. . . . . . . . . .    6,221,000    7,935,000
Intangible and other assets, net . . . . . . .   10,493,000   12,489,000
                                                -----------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . .  $47,136,000  $74,216,000
                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Notes payable. . . . . . . . . . . . . . . . .  $   253,000  $24,813,000
Accrued expenses and other current liabilities    7,857,000    8,522,000
Accounts payable to related party. . . . . . .      234,000      241,000
                                                -----------  -----------
TOTAL LIABILITIES. . . . . . . . . . . . . . .    8,344,000   33,576,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Stockholders equity . . . . . . . . . . . . . .  38,792,000   40,640,000
                                                -----------  -----------
Total stockholders equity . . . . . . . . . . .  38,792,000   40,640,000
                                                -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY . . . $47,136,000  $74,216,000
                                                ===========  ===========






The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   HISPANIC EXPRESS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------   --------------------------
                                                       2001          2000          2001          2000
                                                   ------------  ------------  ------------  ------------
REVENUES
Interest income
    Small loan portfolio. . . . . . . . . . . . .  $ 1,163,000   $ 2,912,000   $ 5,261,000   $ 9,049,000
    Travel finance portfolio. . . . . . . . . . .      228,000       292,000       752,000       822,000
                                                   ------------  ------------  ------------  ------------
Total interest income . . . . . . . . . . . . . .    1,391,000     3,204,000     6,013,000     9,871,000
Travel services, net. . . . . . . . . . . . . . .    3,147,000     4,190,000     9,454,000    11,173,000
Other income. . . . . . . . . . . . . . . . . . .    1,221,000     2,331,000     5,001,000     7,629,000
                                                   ------------  ------------  ------------  ------------
TOTAL REVENUES. . . . . . . . . . . . . . . . . .    5,759,000     9,725,000    20,468,000    28,673,000
                                                   ------------  ------------  ------------  ------------

COSTS AND EXPENSES
Operating expenses. . . . . . . . . . . . . . . .    4,234,000     7,663,000    13,515,000    21,063,000
Provision for credit losses . . . . . . . . . . .      973,000     2,078,000     5,134,000     5,099,000
Impairment of goodwill and other assets . . . . .    2,168,000             -     2,168,000             -
Interest expense. . . . . . . . . . . . . . . . .       26,000       716,000       520,000     2,371,000
Depreciation and amortization . . . . . . . . . .      379,000       433,000     1,305,000     1,284,000
                                                   ------------  ------------  ------------  ------------
TOTAL COSTS AND EXPENSES. . . . . . . . . . . . .    7,780,000    10,890,000    22,642,000    29,817,000
                                                   ------------  ------------  ------------  ------------
Loss from operations. . . . . . . . . . . . . . .   (2,021,000)   (1,165,000)   (2,174,000)   (1,144,000)
Gain on sale of property. . . . . . . . . . . . .            -             -       179,000             -
                                                   ------------  ------------  ------------  ------------
Loss before benefit for income taxes. . . . . .     (2,021,000)   (1,165,000)   (1,995,000)   (1,144,000)
Benefit for income taxes. . . . . . . . . . . . .     (376,000)     (465,000)     (366,000)     (457,000)
                                                   ------------  ------------  ------------  ------------
NET LOSS. . . . . . . . . . . . . . . . . . . . .  $(1,645,000)  $  (700,000)  $(1,629,000)  $  (687,000)
                                                   ============  ============  ============  ============


Loss per common share (unaudited):
    Basic . . . . . . . . . . . . . . . . . . . .  $     (0.23)  $     (0.10)  $     (0.23)  $     (0.10)
    Diluted . . . . . . . . . . . . . . . . . . .  $     (0.23)  $     (0.10)  $     (0.23)  $     (0.10)
Shares used in calculating loss per common share:
    Basic . . . . . . . . . . . . . . . . . . . .    7,059,000     7,166,000     7,130,000     7,166,000
    Diluted . . . . . . . . . . . . . . . . . . .    7,059,000     7,166,000     7,130,000     7,166,000








The accompanying notes are an integral part of these condensed consolidated financial statements.


                      HISPANIC EXPRESS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          NINE  MONTHS  ENDED
                                                              SEPTEMBER  30,
                                                      ----------------------------
                                                          2001           2000
                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . .  $ (1,629,000)  $   (687,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Gain on sale of property . . . . . . . . . . . . .      (179,000)             -
  Loss on disposal of fixed assets . . . . . . . . .             -        414,000
  Impairment of goodwill and other assets. . . . . .     2,168,000              -
  Depreciation and amortization. . . . . . . . . . .     1,305,000      1,284,000
  Provision for credit losses. . . . . . . . . . . .     5,134,000      5,099,000
  Deferred income taxes. . . . . . . . . . . . . . .             -       (314,000)
  Note receivable from affiliate . . . . . . . . . .             -      2,254,000
  Changes in assets and liabilities:
     Prepaid expenses and other current assets . . .      (345,000)       120,000
     Income tax receivable . . . . . . . . . . . . .     1,057,000              -
     Other intangible assets . . . . . . . . . . . .       (32,000)      (728,000)
     Accrued expenses and other current liabilities.      (742,000)     1,415,000
     Accounts payable to related party . . . . . . .        (7,000)             -
                                                      -------------  -------------
Net cash provided by operating activities. . . . . .     6,730,000      8,857,000
                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other contract receivables
    collected, net of recoveries . . . . . . . . . .    24,243,000      2,116,000
Proceeds from sale of property . . . . . . . . . . .       892,000              -
Capital expenditures . . . . . . . . . . . . . . . .      (367,000)    (1,359,000)
                                                      -------------  -------------
Net cash provided by investing activities. . . . . .    24,768,000        757,000
                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligation . . . . . . .       309,000              -
Repayment of notes payable . . . . . . . . . . . . .   (24,813,000)   (14,900,000)
Payments on capital lease obligation . . . . . . . .       (56,000)             -
Purchase of treasury stock . . . . . . . . . . . . .      (219,000)       (47,000)
Capital contribution from related party. . . . . . .             -      5,266,000
                                                      -------------  -------------
Net cash used in financing activities. . . . . . . .   (24,779,000)    (9,681,000)
                                                      -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     6,719,000        (67,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.. . .     4,528,000      5,208,000
                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.  . . . . .  $ 11,247,000   $  5,141,000
                                                      =============  =============
CASH PAID DURING THE YEAR FOR:
INTEREST . . . . . . . . . . . . . . . . . . . . . .  $    520,000   $  2,484,000
INCOME TAXES . . . . . . . . . . . . . . . . . . . .        54,000          5,000



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS  OF  PRESENTATION  AND  NATURE  OF  OPERATIONS

     Basis of Presentation - The condensed consolidated financial statements of Hispanic Express, Inc. ("Hispanic Express" or the "Company") are unaudited, other than the consolidated balance sheet at December 31, 2000. In the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Hispanic Express, Inc. was formed in September 2000 and was a wholly-owned subsidiary of Central Financial Acceptance Corporation ("Central Financial"). On September 6, 2000, the Board of Directors of Central Financial approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries were reorganized into two public companies, Hispanic Express and Banner Central Finance Company ("Banner Central Finance"). On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Hispanic Express and Banner Central Finance. Pursuant to the Plan, Central Financial contributed to Hispanic Express its investment in subsidiaries, which are engaged in the small loan, travel finance, check cashing and travel services businesses, and contributed to Banner Central Finance, its businesses engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business.

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

     Nature of Operations - The Company: (i) provides unsecured small loans to its customers; (ii) provides travel services; (iii) originates and services consumer finance receivables generated by the Company's customers for the purchase of travel services sold by the Company; (iv) provides check cashing and money transfer services; and (v) provides insurance products. The majority of the Company's business is focused in Southern California and the Company experiences the highest demand for its financial products and services between October and December and the second and fourth quarter for its travel services.

     On February 9, 2001, the Company closed one of its finance centers and sold the property for approximately $892,000. This resulted in a gain from the sale of property of approximately $179,000 and is included in the condensed consolidated statements of operations.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    In September 2001, the Company recorded a charge in the amount of $2,168,000 for the impairment of goodwill and other long-lived assets. The charge was comprised of (a) impairment of goodwill of $1,080,000; and, (b) the write-off of computer software, equipment and fixtures of $859,000 and deferred loan fees of $229,000.

     New Accounting Pronouncements - The Financial Accounting Standards Board
(FASB) has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules will consist of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142,"Goodwill and Other Intangible Assets". The Company has $10,493,000 of goodwill and other intangible assets recorded in its balance sheet at September 30, 2001, of which $10,083,000 relates to its travel business. The Company believes goodwill has been impaired pursuant to the tests set forth in SFAS No. 141 and No. 142. The Company is presently in the process of determining the amount of goodwill impairment pursuant to SFAS No. 141 and No. 142, which becomes effective on January 1, 2002.

2.     EARNINGS  PER  SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Options to purchase 690,000 shares of common stock that were outstanding at September 30, 2001, were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 because the options' exercise price was greater than the average market price of the Company's common stock during these periods and, therefore, the effect would be antidilutive. Basic earnings and diluted earnings per share for the three and nine months ended September 30, 2000 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2000.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                   2001                2000
                                               ------------         -----------
NUMERATOR:
Net loss . . . . . . . . . . . . . . .         $(1,645,000)        $  (700,000)
                                               ------------         -----------
DENOMINATOR:
Denominator for basic loss per share
weighted average shares  outstanding .           7,059,000           7,166,000
Effect of dilutive securities:
Dilutive options . . . . . . . . . . .                   -                   -
                                               ------------         -----------
Dilutive potential common shares . . .                   -                   -
                                               ------------         -----------
Denominator for diluted loss per share           7,059,000           7,166,000
                                               ============         ===========

Basic loss per share . . . . . . . . .          $    (0.23)         $    (0.10)
Diluted loss per share . . . . . . . .          $    (0.23)         $    (0.10)

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES



                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
                                                            2001             2000
                                                       ------------      -----------
NUMERATOR:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . $(1,629,000)     $ (687,000)
                                                        ------------     -----------
DENOMINATOR:
Denominator for basic loss per share
weighted average shares outstanding. . . . . . . . . . . .7,130,000       7,166,000
Effect of dilutive securities:
Dilutive options . . . . . . . . . . . . . . . . . . . . .        -               -
                                                        ------------     -----------
Dilutive potential common shares . . . . . . . . . . . . .        -               -
                                                        ------------     -----------
Denominator for diluted loss per share. . . . . . . . . . 7,130,000       7,166,000
                                                        ============     ===========

Basic loss per share . . . . .. . . . . . . . . . . . . $     (0.23)     $    (0.10)
Diluted loss per share . . . . . . . . . . . . . . . . .$     (0.23)     $    (0.10)


3.     CERTAIN  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENT  DETAILS


FINANCE  RECEIVABLES

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                             2001           2000
                                                        --------------  -------------
Gross finance receivables:
Small loan portfolio . . . . . . . . . . . . . . . . .  $   14,550,000  $  43,157,000
Travel finance portfolio . . . . . . . . . . . . . . .       3,128,000      4,855,000
                                                        --------------  -------------
                                                            17,678,000     48,012,000
                                                        --------------  -------------
Less:
Deferred interest. . . . . . . . . . . . . . . . . . .         786,000      1,031,000
Allowance for credit losses. . . . . . . . . . . . . .       2,377,000      1,613,000
Deferred administrative, Efectiva membership
    and transaction fees and insurance revenues. . . .         240,000      1,581,000
Credit insurance and reserves for policyholder benefits        187,000        322,000
                                                        --------------  -------------
                                                             3,590,000      4,547,000
                                                        --------------  -------------
Finance receivables, net . . . . . . . . . . . . . . .  $   14,088,000  $  43,465,000
                                                        ==============  =============

     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:


                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2001           2000
                                                       --------------  -------------
Small loan portfolio:
    Past due 31 days plus. . . . . . . . . . . . . . . $      911,000  $     824,000
                                                       ==============  =============

Travel finance portfolio:
    Past due 31 days plus. . . . . . . . . . . . . . . $       57,000  $      35,000
                                                       ==============  =============

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

The  allowance  for  credit  losses  includes  the  following:


                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                           2001                2000
                                                       ------------       ------------
Allowance for credit losses, beginning
    of the period. . . . . . . . . . . . . . . . . . .  $ 2,046,000       $ 3,169,000
Provision for credit losses. . . . . . . . . . . . . .      973,000         2,078,000
Charge-offs, net of recoveries . . . . . . . . . . . .     (642,000)       (1,571,000)
                                                       ------------       ------------
Allowance for credit losses, end of period. . . . . .   $ 2,377,000       $ 3,676,000
                                                       ============       ============

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                           2001               2000
                                                       ------------       ------------
Allowance for credit losses, beginning
    of the period. . . . . . . . . . . . . . . . .     $ 1,613,000        $ 2,981,000
Provision for credit losses. . . . . . . . . . . .       5,134,000          5,099,000
Charge-offs, net of recoveries . . . . . . . . . .      (4,370,000)        (4,404,000)
                                                       ------------       ------------
Allowance for credit losses, end of period. . . . .    $ 2,377,000        $ 3,676,000
                                                       ============       ============



PROPERTY  AND  EQUIPMENT

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2001           2000
                                                    --------------  -------------
Land. . . . . . . . . . . .. . . . . . . . .        $    1,567,000  $   1,936,000
Buildings and improvements. . . . . . . . .              3,777,000      4,125,000
Furniture, equipment and software. . . . .               2,112,000      3,726,000
                                                    --------------  -------------
                                                         7,456,000      9,787,000
Less: Accumulated depreciation. . . . . . .              1,235,000      1,852,000
                                                    --------------  -------------
                                                    $    6,221,000  $   7,935,000
                                                    ==============  =============


INTANGIBLE  AND  OTHER  ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2001           2000
                                                   --------------  -------------
Goodwill. . . . . . . . . . . . . . .              $   11,872,000  $  13,533,000
Deferred loan costs on line of credit                           -        564,000
Non-compete agreements. . . . . . . .                     408,000        408,000
Other . . . . . . . . . . . . . . . .                       3,000          3,000
                                                   --------------  -------------
                                                       12,283,000     14,508,000
Less: Accumulated amortization. . . .                   1,790,000      2,019,000
                                                   --------------  -------------
                                                   $   10,493,000  $  12,489,000
                                                   ==============  =============

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES


OTHER  INCOME
                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                             2001                2000
                                                        ------------        ------------
Membership and administrative fees                     $   419,000           $  839,000
Late charges . . . . . . . . . . .                         387,000              547,000
Insurance products . . . . . . . .                         265,000              649,000
Check cashing fees and other . . .                         150,000              296,000
                                                      ------------          ------------
                                                       $ 1,221,000          $ 2,331,000
                                                      ============          ============

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
                                                         2001                   2000
                                                      ------------          ------------

Membership and administrative fees                     $ 1,757,000          $ 2,641,000
Late charges . . . . . . . . . . .                       1,310,000            1,658,000
Insurance products . . . . . . . .                       1,210,000            2,111,000
Check cashing fees and other . . .                         724,000            1,219,000
                                                      ------------         -------------
                                                       $ 5,001,000          $ 7,629,000
                                                      ============          ============

4.     NOTES  PAYABLE



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2001           2000
                                                  --------------  -------------
Note payable to bank. . . . .                     $            -  $  23,600,000
Note payable to related party                                  -      1,213,000
Capital lease obligation. . .                            253,000              -
                                                  --------------  -------------
                                                  $      253,000  $  24,813,000
                                                  ==============  =============

     On August 11, 2000, as amended, Central Consumer Finance Company ("Central Consumer"), a wholly owned subsidiary of the Company entered into a new credit agreement with several banks and Union Bank of California, N. A. as Agent ("Union Bank Line of Credit") that provided for the issuance of notes up to $27.0 million. The credit facility was repaid on April 23, 2001 and the Company terminated the credit facility on September 7, 2001. Borrowings under the facility bore interest at the weighted average rate of 7.8% in 2001.
 .
     On September 30, 2001, the Company repaid the note payable to Banner Central Finance, a related party, in the amount of $5,325,000. The note payable bore interest at the prime rate, which averaged 6.75% for the nine months ended on September 30, 2001. Interest expense on this note payable totaled $90,000 and $123,000 for the three and nine months ended
September 30, 2001, respectively.

     The Company entered into a capital lease in the amount of $309,000 for computer equipment. The capital lease requires payments of $9,000 per month until maturity in February 2004. The present value of future payments at 5.6% was $253,000 at September 30, 2001.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

5.  RELATED  PARTY  TRANSACTIONS


     In connection with its formation, the Company, Central Financial and Banner Central Finance entered into certain agreements including, the Operating Agreement and the Tax Sharing Agreement, for defining their ongoing relationships.

     The Operating Agreement provides, among other things, that the Company and its subsidiaries are obligated to provide to Banner Central Finance, and Banner Central Finance is obligated to utilize, certain services, including receivable servicing and collection and payment processing, accounting, management information systems and employee benefits. The Operating Agreement also provides for the Company to guarantee up to $4,000,000 of bank or similar financing of Banner Central Finance, pursuant to certain conditions. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to Banner Central Finance, or to the extent that other costs are incurred by the Company or its subsidiaries that directly relate to Banner Central Finance, Banner Central Finance is obligated to pay the Company and its subsidiaries the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Banner Central Finance upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner Central Finance totaled $595,000 and $1,624,000 for the three and nine months ended September 30, 2001, respectively, and $755,000 and $2,410,000 for the three and nine months ended September 30, 2000, respectively.

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

     In connection with the adoption of the Plan, the Company entered into a new lease with BCE Properties II, Inc., an affiliated company, for its executive and administrative offices. The new lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Rent expense for this lease in the three and nine months ended September 30, 2001 was $75,000 and $225,000, respectively. Additionally, the Company entered into a 15 year agreement to lease approximately 30,000 square feet of retail space to BanCen, Inc., a subsidiary of Banner Central Finance, with annual rent of $200,000 per year subject to CPI increases. Rental income in connection with this lease for the three and nine months ended September 30, 2001 was $50,000 and $150,000, respectively.

     For the nine months ended September 30, 2000, the Company received capital contributions from its parent company of $5,266,000, which was used primarily to repay notes payable.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

6.  SEGMENT  INFORMATION

     The Company has identified three reporting segments in accordance with SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information," the Consumer Finance Business, Travel Business and Corporate Overhead. The factors for determining the reportable segments were based on the distinct nature of their operations. The Consumer Finance Business and Travel Business are managed as separate business units because each requires and is responsible for executing a unique business strategy.
The Consumer Finance Business includes the Small Loan Portfolio, Travel Finance Portfolio and insurance and other products provided to customers of the Consumer Finance Business. The Company's Travel Business is comprised of the retail travel stores and travel internet business in 2000. Corporate Overhead is comprised of unallocated corporate overhead expenses. Substantially all of the operations of the above businesses are concentrated in California.

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



REVENUES
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                  2001                 2000
                                              ------------         -----------
Consumer Finance Business . . .                $ 2,612,000         $ 5,535,000
Travel Business . . . . . . . .                  3,147,000           4,190,000
Corporate Overhead. . . . . . .                          -                   -
                                               -----------         -----------
Total revenues. . . . . . . . .                $ 5,759,000         $ 9,725,000
                                               ===========         ===========


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                   2001                2000
                                               -----------         -----------
Consumer Finance Business . . . .              $11,014,000         $17,500,000
Travel Business . . . . . . . . .                9,454,000          11,173,000
Corporate Overhead. . . . . . . .                        -                   -
                                               -----------         -----------
Total revenues. . . . . . . . . .              $20,468,000         $28,673,000
                                               ===========         ===========

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES


INCOME  (LOSS)  FROM  OPERATIONS
                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------

                                                2001              2000
                                          --------------       -----------
Consumer Finance Business . . . .         $  (1,662,000)      $ 1,486,000
Travel Business . . . . . . . . .               214,000           547,000
Corporate Overhead. . . . . . . .              (573,000)       (2,198,000)
                                          --------------      ------------
Income (loss) from operations             $  (2,021,000)      $(1,165,000)
                                          ==============      ============


                                          NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------
                                                2001              2000
                                         --------------       ------------
Consumer Finance Business . . . . .       $    (210,000)      $ 3,732,000
Travel Business . . . . . . . . . .             483,000          (256,000)
Corporate Overhead. . . . . . . . .          (2,447,000)       (4,620,000)
                                          --------------      ------------
Income (loss) from operations             $  (2,174,000)      $(1,144,000)
                                          ==============      ============

TOTAL ASSETS
                                           SEPTEMBER 30,      DECEMBER 31,
                                                2001             2000
                                          --------------      ------------
Consumer Finance Business . . . . .       $  35,194,000       $61,961,000
Travel Business . . . . . . . . . .          11,942,000        12,255,000
Corporate Overhead. . . . . . . . .                   -                 -
                                          --------------      ------------
Total assets. . . . . . . . . . . .       $  47,136,000       $74,216,000
                                          ==============      ============

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

FINANCIAL  TRENDS

PORTFOLIOS

     The following sets forth-certain information relating to our portfolios for the periods indicated:

                                                                 SMALL LOAN PORTFOLIO
                                               -------------------------------------------------------
                                                   THREE  MONTHS  ENDED        NINE  MONTHS  ENDED
                                                      SEPTEMBER  30,               SEPTEMBER  30,
                                               ---------------------------  --------------------------
                                                    2001          2000          2001          2000
                                                ------------  ------------  ------------  ------------
Gross receivable (at end of period). . . . . .  $14,550,000   $49,147,000   $14,550,000   $49,147,000
Deferred interest (at end of period) . . . . .      446,000       652,000       446,000       652,000
                                                ------------  ------------  ------------  ------------
Net receivable (at end of period). . . . . . .   14,104,000    48,495,000    14,104,000    48,495,000
Deferred administrative fees, Efectiva
    membership fees and insurance revenues
    (at end of period). .                    .      240,000     1,365,000       240,000     1,365,000
                                                ------------  ------------  ------------  ------------
Net carrying value (at end of period). . . . .  $13,864,000   $47,130,000   $13,864,000   $47,130,000
                                                ============  ============  ============  ============
Average net receivable (1) . . . . . . . . . .  $18,056,000   $47,928,000   $27,225,000   $49,911,000
Number of contracts (at end of period) . . . .       39,592        79,519        39,592        79,519
Average net contract balance
    (at end of period) . . . . . . . . . . . .  $       350   $       611   $       350   $       611
Total interest income (2). . . . . . . . . . .  $ 1,163,000   $ 2,912,000   $ 5,261,000   $ 9,049,000
Total administrative and membership
     fee income. . . . . . . . . . . . . . . .      419,000       839,000     1,757,000     2,641,000
Late charge and extension fee income . . . . .      358,000       486,000     1,207,000     1,497,000

Provision for credit losses. . . . . . . . . .  $   883,000   $ 1,997,000   $ 4,872,000   $ 4,925,000
Provision for credit loss as a percentage of
    average net receivable (3) . . . . . . . .         19.6%         16.7%         23.9%         13.2%
Net write-offs . . . . . . . . . . . . . . . .  $   591,000   $ 1,505,000   $ 4,167,000   $ 4,250,000
Net write-offs as a percentage of average net
    receivable (3) . . . . . . . . . . . . . .         13.1%         12.6%         20.4%         11.4%

Average interest rate on average net
    receivable (3) . . . . . . . . . . . . . .         25.8%         24.3%         25.8%         24.2%

(1) Average net receivable is defined as the average gross receivables, less the average deferred interest and insurance.

(2) Amounts represent interest on the small loan portfolio, excluding administrative and Efectiva membership fees, late and other fees included in other income in the condensed consolidated statements of operations appearing elsewhere herein.

(3) Percentages for the three and nine months ended September 30, 2001 and 2000 are annualized.


                                                              TRAVEL FINANCE PORTFOLIO
                                                 -------------------------------------------------
                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER  30,            SEPTEMBER  30,
                                                 -----------------------  ------------------------

                                                   2001         2000         2001         2000
                                                -----------  -----------  -----------  -----------
Gross receivable (at end of period). . . . . .  $3,128,000   $5,158,000   $3,128,000   $5,158,000
Deferred interest (at end of period) . . . . .     340,000      528,000      340,000      528,000
                                                -----------  -----------  -----------  -----------
Net receivable (at end of period). . . . . . .  $2,788,000   $4,630,000   $2,788,000   $4,630,000
                                                ===========  ===========  ===========  ===========
Average net receivable (1) . . . . . . . . . .  $3,122,000   $4,578,000   $3,480,000   $4,422,000
Number of contracts (at end of period) . . . .      10,190       11,109       10,190       11,109
Average net contract balance(at end of period)  $      274   $      417   $      274   $      417

Total interest income. . . . . . . . . . . . .  $  228,000   $  292,000   $  752,000   $  822,000
Late charge and extension fee income . . . . .      29,000       58,000      103,000      158,000

Provision for credit losses. . . . . . . . . .  $   90,000   $   81,000   $  262,000   $  174,000
Provision for credit loss as a percentage of
    average net receivable (2) . . . . . . . .        11.5%         7.1%        10.0%         5.3%
Net write-offs . . . . . . . . . . . . . . . .  $   51,000   $   66,000   $  203,000   $  154,000
Net write-offs as a percentage of average
    net receivable (2) . . . . . . . . . . . .         6.7%         5.8%         7.8%         4.6%

Average interest rate on average net
    receivable (2) . . . . . . . . . . . . . .        29.2%        25.5%        28.8%        24.8%

(1) Average net receivable is defined as the average gross receivables, less the average deferred interest.

(2) Percentages for the three and nine months ended September 30, 2001 and 2000 are annualized.

CREDIT  QUALITY

     The provision for credit losses in our small loan and travel portfolios are made following the origination of loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogenous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. We accrue interest up to the time we charge off an account. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike in 2000 and a deteriorating economic climate in 2001, our delinquencies have increased and in response we tightened our credit guidelines and we reevaluated our current charge-off policies and charged-off accounts that were past due at the end of a calendar quarter and which did not make any payments thereafter and, we began to implement a program to reduce customer credit limits on our Efectiva Card to amounts generally not to exceed $500. Prior to that, our charge off policy was to automatically charge-off delinquent accounts over 150 days past due.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Our management's periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions.

     For information concerning our provisions for credit loses and charge-offs experienced in our small loan and travel portfolios, see "Financial Trends Portfolios" above.

PAYMENT  AND  COLLECTIONS

     Industry studies estimate that a significant percentage of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule or statement that we provide to them. The vast majority of our customers make their payments in cash at our payment facilities in Banner Central Finance's and Banner's Central Electric's stores.

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

                                                    FINANCE RECEIVABLES (1)
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     2001               2000
                                                 -----------         -----------
Past due accounts 31 days or more
    (gross receivable) . . . . . . . . . .       $  968,000          $3,893,000

Accounts with payments 31 days or
    more past due as a percentage of end
    of period gross receivables. . . . . .              5.5%                7.3%

Allowance for credit losses. . . . . . . .       $2,377,000          $3,676,000

Allowance for credit losses as a percentage
    of net receivables . . . . . . . . . . .           14.3%                6.9%

     (1) Net receivables is defined as gross receivables, less deferred interest and deferred administrative, Efectiva membership fees and insurance revenues.

     The accounts with payments 31 days or more past due as a percentage of end of period gross receivables have decreased as a percentage of net receivables to 5.5% from 7.3% as of September 30, 2001 and 2000, respectively. The decrease in the percentage of accounts with payments 31 days or more past due as a percentage of end of period gross receivables is primarily due to a change in the Company's charge off policy in December 2000. Write-off trends as a percentage of average net receivables for the Small Loan Portfolio and Travel Finance Portfolio have increased to 20.4% and 7.8% in the nine months ended September 30, 2001 from 11.4% and 4.6% in the nine months ended September 30, 2000, respectively. As a result of the increased write-offs, the allowance for credit losses as a percentage of net receivables increased to 14.3% from 6.9% as of September 30, 2001 and 2000, respectively. These increases since the fourth quarter of 2000 occurred primarily with respect to our existing customers, rather than new credit customers. We believe these increases were a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace and a deteriorating economic climate in the market we serve.

     The following tables summarize the results of operations of the Company for the three and nine months ended September 30, 2001 and 2000:



                                               THREE  MONTHS  ENDED        NINE  MONTHS  ENDED
                                                   SEPTEMBER  30,             SEPTEMBER  30,
                                            --------------------------  --------------------------
                                                2001          2000          2001          2000
                                            ------------  ------------  ------------  ------------
REVENUES
Interest income
  Small loan portfolio . . . . . . . . . .  $ 1,163,000   $ 2,912,000   $ 5,261,000   $ 9,049,000
  Travel finance portfolio . . . . . . . .      228,000       292,000       752,000       822,000
                                            ------------  ------------  ------------  ------------
Total interest income. . . . . . . . . . .    1,391,000     3,204,000     6,013,000     9,871,000
Travel services, net . . . . . . . . . . .    3,147,000     4,190,000     9,454,000    11,173,000
Other income . . . . . . . . . . . . . . .    1,221,000     2,331,000     5,001,000     7,629,000
                                            ------------  ------------  ------------  ------------
Total revenues . . . . . . . . . . . . . .    5,759,000     9,725,000    20,468,000    28,673,000
                                            ------------  ------------  ------------  ------------

COSTS AND EXPENSES
Operating expenses . . . . . . . . . . . .    4,234,000     7,663,000    13,515,000    21,063,000
Provision for credit losses. . . . . . . .      973,000     2,078,000     5,134,000     5,099,000
Impairment of goodwill and other assets. .    2,168,000             -     2,168,000             -
Interest expense . . . . . . . . . . . . .       26,000       716,000       520,000     2,371,000
Depreciation and amortization. . . . . . .      379,000       433,000     1,305,000     1,284,000
                                            ------------  ------------  ------------  ------------
Total costs and expenses . . . . . . . . .    7,780,000    10,890,000    22,642,000    29,817,000
                                            ------------  ------------  ------------  ------------
Loss from operations . . . . . . . . . . .   (2,021,000)   (1,165,000)   (2,174,000)   (1,144,000)
Gain on sale of property . . . . . . . . .            -             -       179,000             -
                                            ------------  ------------  ------------  ------------
Loss before benefit for income taxes .   .   (2,021,000)   (1,165,000)   (1,995,000)   (1,144,000)
Benefit for income taxes . . . . . . . . .     (376,000)     (465,000)     (366,000)     (457,000)
                                            ------------  ------------  ------------  ------------
NET LOSS. . . . . . . . . . . . . . . . .   $(1,645,000)  $  (700,000)  $(1,629,000)  $  (687,000)
                                            ============  ============  ============  ============

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues in the three months ended September 30, 2001 decreased to $5.8 million from $9.7 million in the three months ended September 30, 2000, a decrease of $3.9 million or 40.8%.

     Total interest income for the three months ended September 30, 2001 decreased to $1.4 million from $3.2 million in the three months ended September 30, 2000, a decrease of $1.8 million or 56.6%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $18.1 million for the three months ended September 30, 2001 compared to the average balance of $47.9 million for the three months ended September 30, 2000 reflecting the affect of our significantly tightened credit guidelines and policies for granting new loans. The average interest rate earned on the small loan portfolio was 25.8% for the three months ended September 30, 2001 compared to 24.3% in the three months ended September 30, 2000.

     Revenues earned on the sale of travel services decreased to $3.1 million for the three months ended September 30, 2001 compared to $4.2 million in the three months ended September 30, 2000, a decrease of $1.1 million or 24.9%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2001 and a decrease in bonus commissions.

     Revenues were also adversely affected in the three months ended September 30, 2001 by a reduction in passenger travel occurring after the September 11, 2001 terrorist attacks and by a reduction in the level of commissions paid to travel agencies by certain airlines.

     Other income for the three months ended September 30, 2001 decreased to $1.2 million from $2.3 million in the three months ended September 30, 2000, a decrease of $1.1 million or 47.6%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.4 million, a decrease of $0.6 million of late charges and insurance income, and a decrease of $0.1 million in check cashing fees and other.

     The decrease in income from our Efectiva membership and administrative fees, and late charge and insurance income was primarily due to a decrease in the average balance of the small loan portfolio, which averaged $18.1 million in the three months ended September 30, 2001 compared to an average balance of $47.9 million in the three months ended September 30, 2000. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the three months ended September 30, 2001 as compared to the same period in 2000.

     Operating expenses for the three months ended September 30, 2001 decreased to $4.2 million from $7.7 million in the three months ended September 30, 2000, a decrease of $3.5 million or 44.7%. Of this decrease, $0.7 million was attributable to a decrease in expenses related to our travel business, of which $0.3 million related to expenses of our Internet travel operations. The operations of our Internet travel business were curtailed in July 2000. The remaining decrease in operating expenses was primarily due to a decrease of $2.8 million of credit and collection costs and corporate overhead expenses.

     The provision for credit losses in the three months ended September 30, 2001 decreased to $1.0 million from $2.1 million in the three months ended September 30, 2000, a decrease of $1.1 million or 53.2%. This decrease was primarily attributable to a decrease in write-offs and delinquencies as a result of a decrease in the average balance of the small loan portfolio, which averaged $18.1 million for the three months ended September 30, 2001 compared to the average balance of $47.9 million for the three months ended September 30, 2000.

     In September 2001, the Company recorded a charge in the amount of $2,168,000 for the impairment of goodwill and other long-lived assets. The charge was comprised of (a) impairment of goodwill of $1,080,000; and, (b) the write-off of computer software, equipment and fixtures of $859,000 and deferred loan fees of $229,000.

     Interest expense for the three months ended September 30, 2001 decreased to $0.0 million from $0.7 million in the three months ended September 30, 2000, a decrease of $0.7 million. This decrease is primarily due to a declining average balance of debt outstanding in the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     Depreciation and amortization expense was $0.4 million for the three months ended September 30, 2001 and 2000.

     Loss from operations increased to $2.0 million in the three months ended September 30, 2001 from $1.2 million in the three months ended September 30, 2000 as a result of the foregoing factors.

     Net loss increased to $1.6 million in the three months ended September 30, 2001 from $0.7 million in the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues in the nine months ended September 30, 2001 decreased to $20.5 million from $28.7 million in the nine months ended September 30, 2000, a decrease of $8.2 million or 28.6%.

     Total interest income for the nine months ended September 30, 2001 decreased to $6.0 million from $9.9 million in the nine months ended September 30, 2000, a decrease of $3.9 million or 39.1%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $27.2 million for the nine months ended September 30, 2001 compared to the average balance of $49.9 million for the nine months ended September 30, 2000 reflecting the affect of our significantly tightened credit guidelines and policies for granting new loans. The average interest rate earned on the small loan portfolio was 25.8% for the nine months ended September 30, 2001 compared to 24.2% in the nine months ended September 30, 2000.

     Revenues earned on the sale of travel services decreased to $9.5 million for the nine months ended September 30, 2001 compared to $11.2 million in the nine months ended September 30, 2000, a decrease of $1.7 million or 15.4%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2001 and a decrease in bonus commissions.

     Other income for the nine months ended September 30, 2001 decreased to $5.0 million from $7.6 million in the nine months ended September 30, 2000, a decrease of $2.6 million or 34.4%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.9 million, a decrease of $1.2 million of late charges and insurance income, and a decrease of $0.5 million in check cashing fees and other.

     The decrease in income from our Efectiva membership and administrative fees and late charge income was primarily due to a decrease in the average balance of the small loan portfolio in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the nine months ended September 30, 2001 as compared to the same period in 2000.

     Operating expenses for the nine months ended September 30, 2001 decreased to $13.5 million from $21.1 million in the nine months ended September 30, 2000, a decrease of $7.6 million or 35.8%. Of this decrease, $2.4 million was attributable to a decrease in expenses related to our travel business, of which $0.7 million related to advertising expenses for our Internet travel operations that were curtailed in July 2000. The remaining decrease in operating expenses was attributable to a decrease of $5.0 million of credit and collection costs and corporate overhead expenses and a $0.2 million decrease in advertising expenses related to the consumer finance business.

     The provision for credit losses was $5.1 million in the nine months ended September 30, 2001 and 2000. The provision for credit loses increased to 16.7% from 9.4% of average finance receivables of $30.7 million and $54.3 million for the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily attributable to increased write-offs and delinquencies in the small loan portfolio, as a percentage of the average balance of the small loan portfolio in 2001 as compared to 2000.

     In September 2001, the Company recorded a charge in the amount of $2,168,000 for the impairment of goodwill and other long-lived assets. The charge was comprised of (a) impairment of goodwill of $1,080,000; and, (b) the write-off of computer software, equipment and fixtures of $859,000 and deferred loan fees of $229,000.

     Interest expense in the nine months ended September 30, 2001 decreased to $0.5 million from $2.4 million in the nine months ended September 30, 2000, a decrease of $1.9 million or 78.1%. This decrease is primarily due to a declining average balance of debt outstanding in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

     Depreciation and amortization was $1.3 million for the nine months ended September 30, 2001 and 2000.

     Loss from operations increased to $2.2 million in the nine months ended September 30, 2001 from $1.1 million in the nine months ended September 30, 2000 as a result of the foregoing factors.

     Gain on sale of property in the amount of $0.2 million in the nine months ended September 30, 2001 resulted from the sale of the property of one of the Company's check cashing locations.

     Net loss increased to $1.6 million in the nine months ended September 30, 2001 from $0.7 million in the nine months ended September 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have historically financed our operations primarily through cash flow generated from operations and borrowings under our notes payable. During 2001, as a result of the deteriorating economic climate the Company continued to tighten its credit guidelines, which as a consequence has resulted in a continued contraction in our receivable portfolios. The contraction in the receivable portfolios generated funds that were used to pay off the Company's line of credit with Union Bank of California in April 2001 and note payable to Banner Central Finance on September 30, 2001. The Company terminated its line of credit with Union Bank of California on September 7, 2001. The Company has cash and cash equivalents of $11.2 million at September 30, 2001. These cash balances and cash flows generated from operations and contraction of our receivable portfolios will be used to finance our operations and to fund future investments which the Company may make.

     Net cash provided from operations totaled $6.7 million and $8.9 million for the nine months ended September 30, 2001 and 2000, respectively. In 2001 and 2000, the source of cash primarily consisted of net operating income after non-cash items. Non-cash items include depreciation and amortization, gain on sale of property, loss on disposal of fixed assets, impairment of goodwill and other assets, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities include cash flows from increases (decreases) in notes receivable from affiliates, prepaid expenses and other assets, income tax receivable, accrued expenses and other current liabilities, and other intangibles.

     Net cash provided by investing activities totaled $24.8 million and $0.8 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by investing activities consisted of installment contracts and other contract receivables collected and proceeds from the sale of property, offset by capital expenditures. The increase in net cash provided by financing activities is primarily related to the contraction in the Company's receivable portfolios from $43.5 million at December 31, 2000 to $14.1 million at September 30, 2001.

     Net cash used in financing activities totaled $24.8 million and $9.7 million in the nine months ended September 30, 2001 and 2000, respectively. Net cash used in financing activities consisted of repayment of notes payable totaling $24.8 million and $14.9 million for the nine months ended September 30, 2001 and 2000, respectively, and capital contributions from Central Financial in the amount of $5.3 million in 2000.

     The Company expects our existing capital resources are adequate to satisfy our long-term working capital requirements through December 31, 2002. Future working capital requirements, however, depend on many factors, including our ability to execute on our business plan.

     See " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Restrictions Imposed by the Line of Credit," and " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Need for Senior Credit Facility" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

     Our Board of Directors has authorized open-market purchases of up to 3 million shares of our common stock, subject to applicable law and depending on market considerations and other considerations that may affect open market repurchases of such shares pursuant to authorization from time to time. Any decision to purchase such shares will be based on the price of such shares and whether we have capital available for such purchase. During the nine months ended September 30, 2001, the Company purchased 190,010 shares of its common stock for an aggregate purchase price of $219,000.

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

     We are not currently exposed to interest rate risk in the form of variable interest rates on the Company's note payable, since all notes payable with variable interest rates during the nine months ended September 30, 2001 have been repaid.

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


     HISPANIC  EXPRESS,  INC.



November  14,  2001               /s/  Gary  M  Cypres
                                  ---------------------
                                  Gary  M.  Cypres
                                  Chairman  of  the  Board,  President  and
                                  Chief  Executive  Officer


November  14,  2001               /s/  Howard  Weitzman
                                  ---------------------
                                 Howard  Weitzman
                                 Chief  Financial  Officer