Form 10-K
period 2001-12-31
HISPANIC EXPRESS INC
filed 2002-04-01
CIK 1125631

                    As filed with the Securities and Exchange
                         Commission on March 29, 2002.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 22, 2002, as reported on the Over the Counter Bulletin Board, was approximately $5,720,900. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of March 22, 2002: 6,975,990

                      DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                 Part of Form 10-K into which Incorporated
---------------------------------     -----------------------------------------
Definitive Proxy Statement for the       Definitive Proxy Statement for the
2002 Annual Meeting of Stockholders                   Part III


                                TABLE OF CONTENTS

                                                                        PAGE No.
--------------------------------------------------------------------------------
Item 1.   Description of Business .............................................3

Item 2.   Properties .........................................................20

Item 3.   Legal Proceedings ..................................................20

Item 4.   Submission of Matters to a Vote of Security Holders.................20

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters ........................................21

Item 6.   Selected Financial Data.............................................21

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................23

Item 8.   Financial Statements and Supplementary Data.........................34

Item 9.   Changes in and Disagreements with Accountants
          and Financial Disclosure ...........................................34

Item 10.  Directors and Executive Officers of the Registrant..................35

Item 11.  Executive Compensation .............................................35

Item 12.  Security Ownership of Certain Beneficial Owners and Management .....35

Item 13.  Certain Relationships and Related Transactions......................35

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....36

Signatures....................................................................37

Item 1.  Description of Business

Introduction


     Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Hispanic Express, Inc. and its subsidiaries (the "Company" which may be referred to as "we," "our" and "us," or "Hispanic Express") operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Description of Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

Company Overview


     On February 28, 2001, Central Financial Acceptance Corporation, or Central Financial, completed a Plan of Complete Dissolution, Liquidation and Distribution, or the Plan, which provided for the dissolution and liquidation of Central Financial, and the liquidating distribution to its stockholders of all the common stock of the two subsidiaries that were wholly-owned by Central Financial, one of which was our company, Hispanic Express, and the other of which was Banner Central Finance Company, or Banner Central Finance. In connection with the Plan, Central Financial contributed all of its assets and business to Hispanic Express and Banner Central Finance. Specifically:

        - Central Financial contributed to Hispanic Express all of the issued and outstanding capital stock of Central Consumer Finance Company, Centravel, Inc. and BCE Properties I, Inc., each of which are now wholly-owned subsidiaries of Hispanic Express. Central Consumer Finance Company has four wholly owned subsidiaries, namely, Central Check Cashing, Inc., Central Financial Acceptance Corporation Accidental & Health Reinsurance Limited, Central Finance Reinsurance, Ltd. and Central Consumer Finance Company of Nevada. As a result of these contributions, Hispanic Express through its subsidiaries was engaged in the consumer financial products business and the travel services business at the time of liquidation to shareholders.

        - Central Financial contributed to Banner Central Finance all of the issued and outstanding capital stock of Central Installment Credit Corporation, Central Financial Acceptance/Insurance Agency and Central Premium Finance Company, each of which are wholly-owned subsidiaries of Banner Central Finance. In addition, Central Financial contributed to Central Installment Credit Corporation the assets and liabilities of the mortgage business owned by Central Consumer Finance Company. As a result of these contributions, Banner Central Finance through its subsidiaries is engaged in the purchased consumer receivables business, the mortgage business and the sale and financing of automobile insurance at the time of liquidation to shares.

     Set forth below are charts that illustrate the relationships among the companies discussed above, before and after the consummation of the Plan.

                                  [FLOW CHART]

                                    BEFORE*


                                  [FLOW CHART]


                                     AFTER*



*Each subsidiary is wholly-owned by its respective parent company.

     Our common stock trades on the OTC Bulletin Board under the symbol "HXPR." Our principal executive offices are located at 5480 East Ferguson Drive, Commerce, California 90022, and our telephone number is (323)720-8600.

Company Business

Consumer Financial Products Business

                  Through our consumer financial products business, we have historically served the Hispanic population, primarily in California, and we have:

               -   provided small, unsecured, personal loans;

               -   financed travel related services sold by our travel business;

               -   provided insurance products; and

               -   provided check cashing and money transfer services.

     Our consumer financial products business has catered to the low-income Hispanic population by locating our facilities primarily in Hispanic communities, advertising in Spanish, and employing Spanish as the primary language spoken at our locations.

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

     In the Fall of 2000, we experienced rising delinquency trends in our small loan portfolio as a response to a five-week bus strike in Los Angeles and deteriorating economic conditions. As a result of these higher delinquency levels, which continued into 2001, we tightened our credit standards and consequently, made significantly less small loans in 2000 and through the first eight months of 2001 than we had made in the previous years. In September of 2001, we made a decision to temporarily curtail making small loans and to evaluate in the Fall of 2002 whether to reactivate this business or not.

     As a complementary business line in 1995, we began to offer financing of travel tickets, which we sell at our travel locations. In January 2002, we temporarily curtailed our financing of travel tickets, and will reevaluate this decision in the Fall of 2002. The financing of travel tickets has not been a significant part of our travel business. In 1998, we began to offer fee-based check cashing and money transfer services in stand-alone check cashing centers we operate.

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

Travel Services Business

     Through our travel business, we are a leading retail seller of discount airline tickets to Hispanics residing in the United States who travel to Latin America. For the years ended December 31, 2001, 2000, and 1999 our travel service operations generated gross bookings of approximately $151 million, $155 million and $143 million, respectively. We began our travel business in July 1995 with a single location and through the assumption of leases in real estate, which had previously held travel offices, have grown to 127 travel locations. We presently have 107 travel locations in California and also operate in Arizona, Colorado, Nevada, North Carolina, Illinois, Oregon and Texas. We cater to the Hispanic population by locating our travel stores in Hispanic communities, advertising in Spanish and employing Spanish as the primary language spoken at our locations.

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

     However, reacting to changing market conditions, we made a decision in May 2000 to significantly curtail our Internet operations and to reduce both our related future advertising and personnel expenses and in 2001 closed this operation.

     Our operating results for the twelve months ended December 31, 2001, reflect the overall weakness in the economy throughout the year and the sharp slowdown in travel after the terrorist attacks of September 11, 2001.

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

          - As of 2000, the U.S. Hispanic population totaled approximately 33 million people, grew approximately 58% during the period 1990 to 2000, and is expected to continue to rise;

          - Ten major markets account for over 60% of the Hispanic population and purchasing power in the U.S. These markets are Los Angeles, San Francisco/San Jose, San Diego, New York, Houston, San Antonio, McAllen/Brownsville, Dallas/Fort Worth, Miami and Chicago.

Business Strategy

     Recognizing the demographic trends, our current strategy is to establish ourselves as a leading Spanish-language provider of travel services to the Hispanic population residing in the United States. To achieve this objective, we plan on continuing to implement the following initiatives for the foreseeable future.

          - To open travel agencies in the United States, which cater to the growing Hispanic population;

          - To use our increasing market share to continue to negotiate favorably discounted non-published fares from the airlines;

          - To establish new strategic relationships that will permit us to offer additional travel products, hotels and tours, which we will sell through our travel stores.

     We will also evaluate whether or not to reactivate our consumer product finance business during 2002.

Company Operations

Small Loan Business

     In December 1992, we began offering unsecured, closed-end, small loans ranging from $350 to $1,500 for personal, family or household purposes at the flagship retail store of one of our affiliates, Banner's Central Electric, Inc.

Prior to beginning this business, we determined that there was a significant demand for small loans, and that financial institutions in our geographic market were not making loans of less than $1,500 and did not have adequate underwriting experiences to serve the low-income Hispanic population. Beginning in May 1997, we began offering unsecured open-end small loans that can be accessed through our proprietary ATM network with our Efectiva Card. In response to higher delinquencies in the fourth quarter of 2000, which continued in 2001, we tightened our credit policies and implemented a program to reduce customer credit limits on our Efectiva Card. In September of 2001, as a result of continued high delinquency levels, we made a decision to temporarily curtail our small loan business and evaluate in the Fall of 2002 whether to reactivate this business or not.

Travel Sales

     We began our travel business in mid-1995, offering sales of airline tickets. We believe that we are currently the largest provider of travel services to the Hispanic population in California. Substantially all of our ticket sales are for international travel, which generally provides a higher commission structure than does domestic travel. At December 31, 2001, we operated through 127 locations, of which 107 are located in California and 20 are located outside of California. Our locations are generally stand-alone facilities and occupy 1,000-1,500 square feet and employ one to two persons.

Other Business Activities

     We act as an intermediary for an independent insurance carrier that sells credit life and credit accident and health insurance to our customers primary as an add-on basis to the small loan business. Through this arrangement, we sell policies to our customers within limitations established by agency contracts with that insurer. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender if the borrower dies. Credit accident and health insurance provides for repayment of loan installments to the lender during the insured's period of involuntary unemployment resulting from disability, illness or injury. Premiums for such credit insurance are at the maximum authorized rates and are stated separately in our disclosure to customers, as required by the Truth-in-Lending Act and applicable state statutes. We do not act as an intermediary with respect to the sale of credit insurance to non-borrowers. We earn a commission from the insurance carrier on the sale of credit insurance, which is based in part on the claims experience on policies that the insurance carrier sells through us. Beginning in mid-1996, the independent insurance carrier reinsured the credit life and credit accident and health risk with a newly formed subsidiary of ours. As a result of the contraction in our small loan business, this business activity has experienced significant declines in the levels of insurance we sell to our customers. As a result of this reinsurance arrangement, the credit risk remains with us.

     In 1998, we began to charge our customers a fee on payroll checks that they cash at our facilities and to offer check cashing services at certain of our financial centers.

Credit Procedures

     We have developed uniform guidelines and procedures for evaluating credit applications for installment credit travel sales and small loans. Historically, we have taken credit applications at all of our locations. We have then generally transmitted them electronically through our computer system or facsimile machines to our credit processing facility, where all credit approval and verification is centralized. We believe that our underwriting policies and procedures allowed us to respond quickly to credit requests. We have typically responded to credit applicants within one hour. We believe that because of our prompt response, many customers prefer to deal with us instead of our competitors.

     Our credit managers and credit approvers have made their decisions on a case by case basis and are influenced by, among other things, whether an applicant is a new or existing customer. New applicants complete standardized credit applications which contain information concerning income level, employment history, stability of residence, driver's license or state identification card, social security number, capacity to pay and personal references. We also have verified the applicant's employment and residence with our credit verifiers and depending on the relevant factor may verify other pertinent information. We also obtained a credit bureau report and rating, if available, and confirmed other credit-related information.

     For an established customer, the credit process historically included a review of the customer's credit and payment history with us, and depending on the size of the transaction an updated verification of employment and residence. Because we offered multiple lines of credit, we review the aggregate amount that a customer owes. In cases where a customer made a request for a substantial increase in his or her aggregate outstanding balance, we obtained an updated credit bureau report and sought to confirm employment. In instances where the applicant had no or limited credit history, we may require a co-signer with appropriate credit status to sign the contract and may, in the travel installment credit business, also require a down payment. In the fourth quarter of 2000, our delinquency trends were negatively impacted by a bus strike in the Los Angeles area, which lasted approximately five weeks and by deteriorating economic conditions, which continued into 2001. As a result, we tightened our credit guidelines in the fourth quarter of 2000 and implemented a program to reduce customer credit limits, and continued this policy into 2001. In September of 2001, as a result of continued high delinquency levels, we made a decision to temporarily curtail our small loan business and to evaluate in the Fall of 2002 whether to reactivate the business or not. See - "Business Considerations and Credit Factors that May Affect Future Results of Operations and Stock Price - Credit Risk Associated with Customers; Lack of Collateral."

Payment and Collections

     Industry studies estimate that a significant amount of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan, credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule that we provide to them. The vast majority of our customers make their payments in cash at our locations or at our payment facility located in the Banner Central Finance store. For our customers who are paid their wages by check but who do not maintain checking accounts, we cash such checks for a fee in order to facilitate account payments.

     We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or small loan contract or mortgage the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. In December 1996, we installed an autodialer, which makes up to 500 telephone calls per hour to assist our collections personnel in successfully contacting past due borrowers. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn over the account to our credit collectors. Under our guidelines, we generally charge off and turn over an account to a collection agency when we determine that the account is uncollectible.

Third Party Systems

     The travel information we utilize to conduct our business is provided to each of our travel stores through global distribution systems, operated by SABRE, Amadeus, and Worldspan. SABRE, Amadeus and Worldspan are world leaders in the electronic distribution of travel-related products and services. Global distribution systems provide us with electronic booking systems and databases containing flight schedules and availability, and published fares information for approximately 400 airlines located throughout the world.

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

Employees

     At December 31, 2001, we employed a total of 253 full-time employees and 32 part-time employees. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

Small Loan Business

     Small loan consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. State agency approval generally is required to open new branch offices. Accordingly, our ability to expand by acquiring existing offices and opening new offices has depended, in part, on obtaining the necessary regulatory approvals.

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

Credit Risk Associated with Customers; Lack of Collateral

     Historically, our customers have generally been between the ages of 21 and 45, earned less than $25,000 per year, had little or no savings, and had limited or short-term employment histories. In addition, our customers typically had no prior credit histories and were unable to secure credit from traditional lending sources. We base our credit decisions primarily on our assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, we had generally consider a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with us. We, however, are more susceptible to the risk that our customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria.

General Economic Risk

     The risks associated with our businesses become more significant in an economic slowdown or recession. During periods of economic slowdown or recession we have experienced and may again experience a decreased demand for our financial products and travel services and an increase in rates of delinquencies and the frequency and severity of losses. Our actual rates of delinquencies and frequency and severity of losses have been in the past and may be in the future higher under adverse economic conditions than those generally experienced in the consumer finance industry. Any sustained period of economic slowdown or recession could materially adversely affect our financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Trends", and "Delinquency Experience and Allowance for Credit Losses."

Need for Senior Credit Facility

     Should we decide to reactivate our small loan business our operations will be affected by the availability of financing and the terms, thereof, as we require substantial capital to finance this business beyond our present capital resources.

     Historically, we had a Line of Credit with a number of banks, the most current with Union Bank of California, N.A, as agent. Although the Line of Credit permitted us to borrow up to $35 million, the amount of credit available at any one time was limited to 70% of "eligible contracts" as defined in the credit agreement. The Line of Credit was paid off and terminated in 2001.

Relationships with Airlines

     We derive substantially all of our travel services revenue from a combination of:

          - sales of discounted airfares;

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

     A significant portion of our revenue depends on regular and override commissions paid to us by the airlines for bookings made through our travel stores. The airlines we do business with are not obligated to pay any specific commissions, or to pay commissions at all.

     Most recently, there has been a general trend by the airlines to reduce commissions paid to travel agents in order to reduce their distribution costs. On March 18, 2002, Delta Airlines, Inc. announced that it would stop paying base travel agents commissions for tickets sold in the United States. Shortly, thereafter, American Airlines, Continental Airlines, Inc. and Northwest Airlines Corporation announced similar reductions and most travel experts believe that all airlines will eliminate all commissions in the near future. In response to these changes, travel agencies will have to charge service fees to their customers in order to generate revenue.

     Although our domestic travel business has been subject to the same downward trends on commission rates, our commission rates on tickets to Latin America, which account for approximately 75% of our travel business, have declined less severely. We believe that the pressure on airlines to reduce their distribution costs will continue and affect our present Latin American commission rates, and we have begun to charge service fees in certain markets where commissions have been reduced and are prepared to introduce service charges throughout all of our travel stores should conditions warrant it.

     A large percentage of our travel business depends upon a limited number of airlines and our business could be hurt if any of these carriers temporarily curtail operations, were shut down, or went out of business. In November of 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt. The suspension and ultimate cessation of Taesa Airlines had a significant adverse effect on our operations in the fourth quarter of 1999, our busiest travel season, and the years ended December 31, 2000 and 2001. In response to the cessation of Taesa, Mexicana and Aeromexico, which are controlled by a common parent company, reduced commissions on routes from North America and Tijuana to parts of Mexico.

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

Dependence on California Market

     The majority of our travel facilities are located in California and the majority of our revenues are generated in California. Therefore, our performance depends upon general economic conditions in California and Southern California, in particular, and may be adversely affected by social factors or natural disasters in California. A decline in the California economy could have a material adverse effect on our results of operations and financial condition.

Competition

     The small loan consumer finance industry is a highly fragmented segment of the consumer finance industry. There are numerous small loan consumer finance companies operating in the United States. Many of these companies have substantially greater resources than we do and their entry or expansion within our markets could have a material adverse effect on our business strategy and results of our operations and financial condition. Historically, we did not believe that we compete with commercial banks, savings and loans and most other consumer finance lenders, because these institutions typically do not make loans of less than $1,500.

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

Reliance on Third Party Systems

     Our travel business is limited to those airlines that provide comprehensive travel information through the global distribution systems that we utilize. There can be no assurance that the airlines we currently have contracts with will continue to sell their services through SABRE, Amadeus and Worldspan, or that we would be able to establish new relationships to ensure uninterrupted access to a comprehensive supply of travel information should the airlines that we have relationships with elect to not use the global distribution systems, that we currently employ. In addition, we are dependent on our global distribution system supplier to continue to offer and maintain their service. Any discontinuation of its service or any reduction in its performance, that requires us to replace such service would be disruptive to our business and could require substantial expenditures and time to transition us to an alternative global distribution system.

Travel Industry Disruptions and September 11, 2001

     A decline in leisure travel or disruptions in travel generally could hurt our business. Leisure travel is highly sensitive to personal discretionary spending levels and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce leisure travel are likely to hurt our business. These may include political instability, regional hostilities, terrorism, fuel price escalation, travel-related accidents, bad weather, and other events, including the September 11, 2001 terrorist attack.

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

Service Interruptions

     We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline industry to make airline ticket reservations. Any interruption in these third-party services or deterioration in their performance could hurt our business. If our arrangement with any of these third parties is terminated, we may not find an alternative source of systems support on a timely basis or on commercially reasonable terms. We rely on third parties to print our airline tickets and arrange for their delivery. We rely on third parties to host our online system's infrastructure, web and database servers. We predominately rely on SABRE for our general reservations system, including customer profiling, making reservations and credit card verification and confirmations. Currently, over 65% of our computing transactions are processed through the SABRE systems.

     If SABRE, or we ever elect to terminate the existing relationship, we would be forced to convert to another provider. This conversion could require a substantial commitment of time and resources and hurt our business.

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

     Historically, our consumer finance business has been regulated by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. These requirements and restrictions include, among other things,

          - regulating credit-granting activities;

          - establishing maximum interest rates and charges;

          - requiring disclosures to customers;

          - governing secured transactions;

          - setting collection, repossession and claims handling procedures; and

          - regulating insurance claims practices and procedures, and other trade practices.

     We believe that we are in compliance in all material respects with applicable local, state, and federal laws, rules and regulations, however, should we reactivate our consumer finance business, we cannot assure that more restrictive laws, rules and regulations will not be adopted in the future which may make compliance more difficult or expensive, restrict our ability to finance installment sales or small loans, further limited or restrict the amount of interest and other charges imposed in installment sales or small loans originated by us, or otherwise materially adversely affect our business or prospects. See "Supervision and Regulation."

Item 2.  Properties

     Our executive and administrative offices occupy approximately 30,000 square feet of a building owned by BCE Properties II, Inc., a subsidiary of Banner Central Finance, located at 5480 East Ferguson Drive, Commerce, California 90022, for which we pay an annual rental of $300,000, plus pro-rata shares of common area charges and taxes, pursuant to a 15 year lease.


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

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     Our common stock is listed on the OTC Bulletin Board and trades under the symbol "HXPR". There was no public market for our shares of common stock prior to the completion of the Plan on February 28, 2001. As of March 15, 2002, there were approximately, 120 beneficial holders and approximately six initial holders of record of our common stock.

     During 2001, the range of high and low sales price (not including markups, markdowns or commission) for each quarterly period was, according to OTC Bulletin Board, the following:


                                              High        Low
                                             ------      ------



       Quarter ended     March 31, 2001 (1)     --           --
       Quarter ended     June 30, 2001        $0.85        $0.68
       Quarter ended     September 30, 2001   $1.55        $0.81
       Quarter ended     December 31, 2001    $1.85        $1.05


      (1)There were no shares traded in the quarter ended March 31, 2001.



Dividend Information

     We have never paid and have no present intention of paying cash dividends on our common stock. We anticipate that we will retain all earnings for use in our business, and we do not anticipate paying cash dividends for the foreseeable future. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions, and any other factors our Board of Directors deems relevant.

Item 6.  Selected Financial Data

     The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2001 and 2000 and our results of operations for the years ended December 31, 2001, 2000 and 1999 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to our consolidated financial position as of December 31, 1999 and 1998, and our results of operations for the years ended December 31, 1998 and 1997 has been derived from our audited consolidated financial statements, which are not presented herein. The selected financial data with respect to our consolidated financial position as of December 31, 1997 are unaudited.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES
                      SELECTED FINANCIAL AND OPERATING DATA
                      (In thousands, except per share data)



                                                              Years Ended December 31,
                                                   ------------------------------------------------
                                                   1997       1998      1999       2000        2001
                                                   ----       ----      ----       ----        ----
Statements of Income Data:

Revenues:

   Interest income                               $ 14,393    $ 15,010   $ 14,747   $ 13,028    $  6,840
   Travel services                                  8,716       8,961     14,270     14,872      12,475
   Other income (1)                                 6,365       7,954     10,885      9,759       5,674
                                                 --------    --------   --------   --------    --------
    Total Revenues                                 29,474      31,925     39,902     37,659      24,989
                                                 --------    --------   --------   --------    --------

Costs and Expenses:
   Operating expenses                              16,891      17,738     24,215     28,857      17,304
   Provision for credit losses                      5,318       5,952      6,531      9,406       5,938
   Impairment of goodwill and Other assets           --          --         --         --         4,351
   Interest expense                                 3,406       3,212      3,202      2,930         419
   Depreciation and amortization                      750       1,151      1,556      1,826       1,583
                                                 --------    --------   --------   --------    --------
Income (loss) from operations                       3,109       3,872      4,398     (5,360)     (4,606)
Gain on sale of property                              --          --         --         --          179
                                                 --------    --------   --------   --------    --------
Income (loss) before taxes                          3,109       3,872      4,398     (5,360)     (4,427)
Provision (benefit) for income tax                  1,217       1,549      1,759     (1,938)     (1,338)
                                                 --------    --------   --------   --------    --------
   Net income (loss)                                1,892    $  2,323   $  2,639   $ (3,422)   $ (3,089)
                                                 ========    ========   ========   ========    ========

Per Share Data:
Net loss per common share:
   Basic                                                                                       $ (0.44)
   Diluted                                                                                     $ (0.44)

Weighted average shares outstanding:
   Basic                                                                                          7,091
   Diluted                                                                                        7,091

Pro Forma Per Share Data (Unaudited):
Pro forma net loss per common share:
   Basic                                                                           $  (0.48)
   Diluted                                                                         $  (0.48)
Pro forma weighted average shares outstanding:
   Basic                                                                              7,166
   Diluted                                                                            7,166


(1) Other income includes administrative and membership fees charged on certain small loan contracts, late charges, revenue from the sale of insurance products and fees charged for check cashing.





                                                  December 31,
                                  -------------------------------------------

                                    1997       1998       1999    2000   2001
                                    ----       ----       ----    ----   ----
Balance Sheet Data:
Cash and short-term investments   $ 5,003   $ 7,847   $ 5,208   $ 4,528 $21,315
Receivables, net                   55,494    61,131    55,380    43,787   7,548
Total assets                       86,159    91,976    86,608    74,538  45,653
Notes payable                      40,850    40,000    40,000    23,600    --
Stockholders' equity               38,864    45,053    38,843    40,640  37,332 (1)




(1)In February 2002, we announced that the implementation of FAS 142 would result in a write-off of approximately $8 million of goodwill in the first quarter of 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the information under "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto and other financial data included elsewhere in this Annual Report. Certain statements under this caption relate to matters that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, airline relationships and commissions, technology, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates and government regulation. For additional information concerning these factors and others, see "Item 1. Description of Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

Overview

     In pursuit of our business strategy, we have grown by introducing financial products and travel services we felt would well serve the Hispanic community. In December of 1992, we began offering our unsecured, closed-end, small loans, generally ranging from $350 to $1,500, for personal, family or household purposes. In June 1995, we commenced our travel services business and began offering financing for the travel tickets we sold. In 1996, we expanded our travel business by assuming the leases to 70 retail locations, which had previously offered travel services.

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

     In September 2000, we closed six check cashing locations which were not performing satisfactorily, and recorded a charge of approximately $0.8 million, representing the write-off of leasehold improvements, fixed assets and future discounted rent at these locations. In the fourth quarter of 2000, certain of our loan and travel locations were negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and deteriorating economic conditions our delinquencies have in the fourth quarter of 2000 and through the first eight months of 2001 increased, and in response, we tightened our credit guidelines and implemented a program to reduce customer credit limits in our receivables portfolios. As a result of continued high delinquency levels in 2001, we made a decision in September 2001 to temporarily curtail our small loan business and to evaluate in the fall of 2002 whether to reactivate this business or not. As a result of these policies and decisions, our overall portfolio of net finance receivables has declined to $7,548,000 at December 31, 2001 compared to $43,787,000 December 31, 2000. The decline in the balance of our receivables portfolios has resulted in a declining level of interest income earned as shown under "Financial Trends." In the fourth quarter of 2000, we also reevaluated our current charge-off policy and charged-off accounts which were past due at December 31, 2000 and, which did not make any payments after year end, and continued this policy throughout 2001. In 2000, we also made a decision to replace our computer system and recorded a charge in the amount of $1.4 million to buyout the old computer system lease and write-off certain software costs. In 2001, we wrote-off $4,351,000 million of goodwill and other long-lived assets of which $2,183,000 related to our travel business and $2,168,000, which related to our finance business.

     As a result of the changes in products and services offered and changes in distribution channels, results of operations are not readily comparable from year to year or from period to period, and are not necessarily indicative of future operating results.

Financial Trends

Portfolios

The following sets forth certain information relating to our portfolios for the periods indicated:






                                                      Small Loan Portfolio
                                           (Dollars in thousands, except average
                                                         contract balance)
                                                     Years Ended December 31,
                                                 ------------------------------

                                                     1999       2000       2001
                                                   -------    -------    -------

Gross receivable (at end of period)                 $55,737    $42,633    $ 8,121
Deferred administrative fees, ATM fees and
insurance revenues (at end of period)                 1,865      1,581         44
                                                    -------    -------    -------
Net carrying value                                  $53,872    $41,052    $ 8,077
                                                    =======    =======    =======
Average net receivable                              $56,640    $48,703    $23,705
Number of contracts (at end of period                87,118     70,758     26,280
Average net contract balance (at end of period)     $   618    $   580    $   307

Total interest income (1)                           $13,584    $11,867    $ 5,924
Total administrative fee and ATM fee income         $ 3,870    $ 3,437    $ 1,956
Late charge and extension fee income                $ 1,926    $ 1,954    $ 1,469

Provision for credit losses                         $ 6,241    $ 9,154    $ 5,591
Provision for credit loss as a percentage of
    average net receivable                             11.0%      18.8%      23.6%
Net write-offs                                      $ 6,319    $10,450    $ 5,036
Net write-offs as a percentage of average net
receivable                                             11.2%      21.4%      21.2%

Average interest rate on average net receivable        24.0%      24.4%      25.0%


(1)  Amounts  represent   interest  on  the  small  loan  portfolio,   excluding
administrative and membership fees, late and other included in other income in the consolidated statements of income appearing elsewhere herein.


                                                    Travel Finance Portfolio
                                                  (Dollars in thousands, except
                                                    average contract balance)
                                                     Years Ended December 31,
                                                  ----------------------------

                                                    1999       2000      2001
                                                    ----       ----      ----

Gross receivable (at end of period)               $ 4,489    $ 4,348    $ 1,714
                                                  =======    =======    =======


Average net receivables                           $ 4,455    $ 4,503    $3,198
Number of contracts (at end of period)             11,506     10,569     5,634
Average net contract balance (at end of period)   $   390    $   411    $  304

Total interest income                             $ 1,163    $ 1,161    $  916
Late charge and extension fee income              $   216    $   214    $  122

Provision for credit losses                       $   290    $   252    $  347
Provision for credit loss as a percentage of
    average net receivable                            6.5%       5.5%     10.9%
Net write-offs                                    $   290    $   324    $  272
Net write-offs as a percentage of average net
    receivable                                        6.5%       7.1%      8.5%

Average interest rate on average net receivable      26.1%      25.8%     28.6%


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



                                                                          Years Ended                   Years Ended
                                             Years Ended               December 31, 2000             December 31, 2001
                                          December 31, 1999                  versus                        versus
                                                versus
                                          December 31, 1998            December 31, 1999             December 31, 2000
                                    -------------------------    ------------------------------    ---------------------------


                                    Volume     Rate      Total     Volume      Rate       Total     Volume      Rate     Total
                                    ------     ----      -----     ------      ----       -----     ------      ----     -----
Increase (decrease) in interest
income

Small Loan Portfolio              $   318    $  (526)   $  (208)   $(1,912)   $   195    $(1,717)   $(6,100)   $   157   $(5,943)

Travel Portfolio                  $   (84)   $    12    $   (72)   $    12    $   (14)   $    (2)   $  (337)   $    92   $  (245)


Credit Quality

     The provision for credit losses in our small loan and travel portfolios are made following the origination of loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogenous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. In 1998, we changed our policy to automatically charge-off delinquent accounts over 150 days past due. Prior to that, we generally charged off delinquent accounts when they were 181 days and beyond past due. We accrue interest up to the time we charge off an account. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and a deteriorating economic climate, our delinquencies have increased and in response we tightened our credit guidelines, reduced customer credit limits and we reevaluated our current charge-off policies and charged-off accounts that were past due at December 31, 2001 and 2000, and which did not make any payments after their respective year ends.

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

Payment and Collections

     Industry studies estimate that a significant percentage of the adult population in the United States do not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule or statement that we provide to them. The vast majority of our customers make their payments in cash at our payment facilities.

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

                                       28


                                                         Finance Receivables(1)
                                                        (Dollars in thousands)
                                                        Years Ended December 31,
                                                       ----------------------------------
                                                         1999         2000        2001
                                                       ---------    --------     --------
Past due accounts  31 days or more (gross receivable)   $  3,113    $    859    $    731

Accounts with  payments 31 days or more past due as a
    percentage of end of period gross receivables            5.1%        1.8%        7.4%

Allowance for credit losses                             $  2,981    $  1,613    $  2,243

Allowance for credit losses as a percentage of gross
    receivables                                              4.9%        3.4%       22.8%


(1) Includes receivables in our small loan and travel finance portfolios


     In 1999,  delinquencies  and net  write-offs in our  receivable  portfolios increased to levels which were substantially higher than those we have historically experienced in such portfolios. Delinquency and write-offs trends continued to increase again in the years ended December 31, 2000 and 2001. The increases occurred primarily with respect to our existing customers, rather than new credit customers. We believe these increases were primarily a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace and by deteriorating economic conditions. Additionally, delinquency trends were negatively impacted in the year ended December 31, 2000 by a five-week bus strike in the Los Angeles area. In response to our decision to curtail making loans in 2001, and concerns we had about the impact of this decision on delinquent trends, we provided an additional allowance for credit losses during the twelve months ended December 31, 2001. As of December 31, 2001, the accounts with payments 31 days or more past due as a percentage of the end of period gross receivables, and the allowance for credit losses as a percentage of net receivables, increased from 1.8% and 3.4%, respectively, as of December 31, 2000 to 7.4% and 22.8%, respectively, as of December 31, 2001. In light of this we suspended this business, and will reevaluate in the Fall of 2002.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Total revenues in the year ended December 31, 2001 decreased to $25.0 million from $37.7 million in the year ended December 31, 2000, a decrease of $12.7 million or 33.6%.

     Total interest income for the year ended December 31, 2001 decreased to $6.8 million from $13.0 million in the year ended December 31, 2000, a decrease of $6.2 million or 47.5%. This decrease was primarily due to a decrease of $5.9 million in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $23.7 million for the year ended December 31, 2001 compared to the average balance of $48.7 million for the year ended December 31, 2000, reflecting the affect of our tightened credit guidelines and our suspension of making small loans in September of 2001.

     Revenues earned on the sales of travel services decreased to $12.5 million for the year ended December 31, 2001 compared to $14.9 million in the year ended December 31, 2000, a decrease of $2.4 million or 16.1%. This decrease was due to a decrease in commissions and override commissions earned on the sale of airline tickets, and a slowdown in airline traffic as a result of the terrorist attack on September 11, 2001, and deteriorating economic conditions.

     Other income for the year ended December 31, 2001 decreased to $5.7 million from $9.8 million in the year ended December 31, 2000, a decrease of $4.1 million or 41.9%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $1.5 million, and a decrease of $2.0 million of income earned on our sale of credit insurance products, and a decrease of $0.6 million in late charge income.

     The decrease in other income fees was primarily due to a decrease in the average balance of the small loan portfolio in the year ended December 31, 2001 compared to the year ended December 31, 2000. The average interest rate earned on the small loan portfolio was 25.0% for the year ended December 31, 2001 compared to 24.4% in the year ended December 31, 2000.

     Operating expenses for the year ended December 31, 2001 decreased to $17.3 million from $28.9 million in the year ended December 31, 2000, a decrease of $11.6 million or 40.0%. Of this decrease $2.0 million was attributable to expenses related to our travel business, of which $1.0 million was related to expenses of our Internet/travel operations, which we closed in July 2000. The remaining decrease in operating expenses was primarily due to a reductions in credit and collection expenses, and general corporate office expenses, reflecting our reduced levels of business activity.

     The provision for credit losses in the year ended December 31, 2001 decreased to $5.9 million from $9.4 million in the year ended December 31, 2000, a decrease of $3.5 million or 36.9%. This decrease was primarily attributable to a decrease in the average net receivables portfolios in the twelve months ended December 31, 2001.

     Interest expense for the year ended December 31, 2001 decreased to $0.4 million from $2.9 million in the year ended December 31, 2000, a decrease of $2.5 million or 85.9%.

This decrease is primarily due to a declining average balance of debt outstanding in the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Depreciation and amortization for the year ended December 31, 2001 decreased to $1.6 million from $1.8 million in the year ended December 31, 2000, a decrease of $0.2 million or 13.9% primarily due to write-off of goodwill and other long-lived assets.

     For the year ended December 31, 2001, we recorded a charge of $4.4 million for the impairment of goodwill and other long-lived assets. The charge was comprised of (a) an impairment of goodwill of $3.3 million; and, (b) the write-off of computer software, equipment and fixtures of $0.9 million, and deferred loan fees of $0.2 million.

     As a result of the foregoing factors, net loss in the year ended December 31, 2001 was $3.1 million compared to a net loss of $3.4 million in the year ended December 31, 2000.

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

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash flow generated from operations and borrowings under our notes payable. During 2001, as a result of the deteriorating economic climate the Company continued to tightened its credit guidelines, which as a consequence has resulted in a continued contraction in our receivable portfolios. The contraction in the receivable portfolios generated funds that were used to pay off the Company's line of credit with Union Bank of California in April 2001 and note payable to Banner Central Finance on September 30, 2001. The Company terminated its line of credit with Union Bank of California on September 7, 2001. The Company has cash and short-term investments of $21.5 million at December 31, 2001. These cash balances and cash flows generated from operations and contraction of our receivable portfolios will be used to finance our operations and to fund future investments which the Company may make.

     Net cash provided from operations totaled $10.8 million, $10.6 million and $15.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. In each of these periods the source of cash primarily consisted of net operating income after non-cash items. Non-cash items in each of 2001, 2000 and 1999 included depreciation and amortization, loss on disposal of fixed assets, impairment of goodwill and other assets, provision for credit losses and deferred income taxes. Other items affecting cash flows from operating activities in each of the years included cash flows from increases (decreases) in notes receivable, prepaid expenses and other assets, income taxes receivable, accrued expenses and other current liabilities, and other assets.

     Net cash provided by investing activities totaled $21.3 million for the year ended December 31, 2001. Net cash used in investing activities totaled $0.1 million and $9.2 million for the years ended December 31, 2000 and 1999, respectively. In 2001, net cash provided by investing activities included $0.9 million of proceeds from the sale of property and fixed assets and $9.8 million of cash used to purchase short-term investments. Net cash provided by and used in investing activities in each of the years consisted of installment contracts and other contract receivables collected (originated) and capital expenditures. The decrease in our finance portfolios generated net cash flow of $30.3 million in 2001.

     Net cash used in financing activities totaled $25.1 million, $11.2 million and $8.8 million in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001 and 2000, net cash used in financing activities consisted of repayment of notes payable totaling $24.8 million and $16.4 million. Capital contributions from Central Financial of $5.3 million and purchase of treasury stock of $0.1 million in 2000. In 1999, net cash used in financing activities consisted of capital distributions to Central Financial in the amount of $8.1 million and purchase of treasury stock of $0.7 million.

     Based on our current business plan, we expect our existing capital resources will adequately satisfy our long-term working capital. Our capital resources will be further enhanced as we continue on to contract our small loans and travel receivables portfolios.

     See Item 1. " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Restrictions Imposed by the Line of Credit," and Item 1. " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Need for Senior Credit Facility."

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, a company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the

Company will adopt SFAS 142. Adoption of SFAS 142 will result in a goodwill impairment charge of approximately $8 million, because of a decline in the fair value of the Company's travel business.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The company plans to adopt SFAS 143 effective January 1, 2003.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.


UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2001 and 2000.



                                                    2001
                              -------------------------------------------------
                              December 31, September 30,  June 30,    March 31,
                              -----------  -------------  ---------   ---------
                                   (In thousands, except per share data)


Revenues                         $ 4,521    $ 5,759      $ 6,920      $ 7,789
Income (loss) before provision
  (benefit) for income taxes     $(2,432)   $(2,021)     $   (65)     $    91
Net income (loss)                $(1,460)   $(1,645)     $   (39)     $    55

Net income (loss)
   per common share:
  Basic                          $ (0.21)   $ (0.23)      $(0.01)     $  0.01
  Diluted                        $ (0.21)   $ (0.23)      $(0.01)     $  0.01




                                                    2000
                              -------------------------------------------------
                              December 31, September 30,  June 30,    March 31,
                              -----------  -------------  ---------   ---------
                                   (In thousands, except per share data)


Revenues                         $ 8,986    $ 9,725      $ 9,392     $ 9,556
Income (loss) before provision
  (benefit) for income taxes     $(4,216)   $(1,165)     $    30     $    (9)
Net income (loss)                $(2,735)   $  (700)     $    18     $    (5)

Net income (loss)
   per common share:
  Basic                          $ (0.38)   $ (0.10)     $  --       $  --
  Diluted                        $ (0.38)   $ (0.10)     $  --       $  --


     The following items summarize the material and unusual items that impacted the 2001 and 2000 quarterly results of operations:

     In the fourth quarter of 2001, the Company recorded a charge of $2.2 million for the impairment of goodwill.

     In the third quarter of 2001, the Company recorded a charge in the amount of $2.2 million for the impairment of goodwill and other long-lived assets. The charge was comprised of (a) impairment of goodwill $1.1 million; and, (b) write-off of computer software, equipment and fixtures of $0.9 million and deferred loan fees of $0.2 million.

     In the fourth quarter of 2000, the Company made a decision to replace its computer system and recorded a charge in the amount of $1.4 million to buyout the old computer system lease and write-off certain software costs.

     In September 2000, the Company decided to reduce the number of Kmart locations in which we had our cash dispensing machines and to close 6 check cashing locations which were not performing satisfactorily, and recorded a charge of approximately $0.8 million, representing the write-off of leasehold improvements, fixed assets and future discounted rent a lease locations.

     In July 2000, in response to changing market conditions, the Company curtailed its travel Internet activities, including reducing staff levels, advertising and other related costs, and we wrote-off approximately $0.2 million in process software development costs, which we decided not to complete and recorded severance charges of approximately $0.3 million.

Item 8.  Financial Statements and Supplementary Data

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for our financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

                  None.

                                    PART III

     The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 10.  Directors and Executive Officers of the Registrant

     We incorporate by reference in this Annual Report the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board - Proposal 1: Elect Four Directors - Nominees," "Information About Directors and Executive Officers," and "Information About Hispanic Express Common Stock Ownership - Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2000?" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 11.  Executive Compensation

     We incorporate by reference in this Annual Report the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Hispanic Express Common Stock Ownership - Compensation Committee Interlocks and Insider Participation" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     We incorporate by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information about CFAC Common Stock Ownership" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 13.  Certain Relationships and Related Transactions

     We incorporate herein by reference in this Annual Report the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers - Certain Relationships and Related
Transactions" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

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


                                   Description
                                  -----------

Exhibit No.
-----------

3.1      Certificate of Incorporation, as amended*

3.2      Bylaws*

4        Form of specimen common stock certificate*

10.1     Hispanic Express, Inc. 2000 Stock Option Plan*

10.2     Hispanic Express, Inc. Supplemental Executive Retirement Plan*

10.3     Hispanic Express, Inc. Executive Deferred Salary and Bonus Plan*

10.4     Employment Agreement dated September 6, 2000 between Hispanic Express,
         Inc.and Gary M. Cypres*

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

10.12    Pledge  Agreement  dated as of August 11, 2000 among Central  Financial
         Acceptance  Corporation and Union Bank of California, N.A. as Agent*

10.13    Guaranty dated as of August 11, 2000 among Central Check Cashing,
         Inc.,  Central Consumer  Company of Nevada,and Union Bank of
         California, N.A. as Agent*

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

99 Letter from Registrant to Securities and Exchange Commission Relating to Arthur Andersen LLP

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)      Exhibits

         Reference is made to the Exhibit Index and exhibits filed as part of this report.

(d)      Additional Financial Statements

         Not applicable.


                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2002.

                               HISPANIC EXPRESS, INC.



                               By:/s/ Gary M. Cypres

                                  ------------------------------------
                                  Gary M. Cypres
                                  Chairman of the Board, President and
                                  Chief Executive Officer



  Signature                    Title                               Date
  ---------                    -----                               ----

  /s/ Gary M. Cypres           Chairman of the Board of           March 29, 2002
   --------------------------  Directors, President and
                               Chief Executive Officer
  Gary M. Cypres

  /s/ Howard E. Weitzman       Vice President and Chief           March 29, 2002
  --------------------------   Financial Officer
  Howard Weitzman



  /s/ Salvatore J. Caltagirone    Director                        March 29, 2002
  ----------------------------
  Salvatore J. Caltagirone


  /s/ William R. Sweet            Director                        March 29, 2002
  ----------------------------
  William R. Sweet



                                  EXHIBIT INDEX

                                   Description

Exhibit No.

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

10.8     (Reserved)

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

99       Letter from Registrant to Securities and Exchange Commission Related to
         Arthur Andersen LLP



(b)      Reports on Form 8-K

(c)      Exhibits

         Reference is made to the Exhibit Index and exhibits filed as part of this report.

(d)      Additional Financial Statements

         Not applicable.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Public Accountants....................................F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets...............................................F-3
  Consolidated Statements of Income.........................................F-4
  Consolidated Statements of Stockholders' Equity...........................F-5
  Consolidated Statements of Cash Flows.....................................F-6
  Notes to Consolidated Financial Statements................................F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Hispanic Express, Inc.:


We have audited the accompanying consolidated balance sheets of Hispanic Express, Inc., a Delaware corporation, and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hispanic Express, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
-----------------------

Los Angeles, California
March 22, 2002

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                December 31,
                                                              -----------------------------
                                                                   2001           2000
                                                               ------------    ------------
ASSETS
Cash                                                           $ 11,521,000    $  4,528,000
Short-term investments                                            9,794,000            --
Restricted cash                                                     230,000            --
Finance receivables, net                                          7,548,000      43,787,000
Prepaid expenses and other current assets                           559,000         950,000
Deferred income taxes                                             1,819,000         946,000
Income taxes receivable                                              33,000       3,903,000
Property and equipment, net                                       5,966,000       7,935,000
Intangible and other assets, net                                  8,183,000      12,489,000
                                                               ------------    ------------
TOTAL ASSETS                                                   $ 45,653,000    $ 74,538,000
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                  $       --      $ 23,600,000
Accrued expenses and other current liabilities                    7,002,000       8,844,000
Capital lease obligation                                            228,000            --
Note payable to related party                                          --         1,213,000
Accounts payable to related party                                 1,091,000         241,000
                                                               ------------    ------------
Total liabilities                                                 8,321,000      33,898,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares authorized,
    7,166,000 shares issued                                          72,000          72,000
Additional paid-in capital                                       27,481,000      27,481,000
Retained earnings                                                 9,998,000      13,087,000
                                                               ------------    ------------
                                                                 37,551,000      40,640,000
Less treasury stock, 190,010 shares at cost in 2001                (219,000)           --
                                                               ------------    ------------
Total stockholders' equity                                       37,332,000      40,640,000
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 45,653,000    $ 74,538,000
                                                               ============    ============







The accompanying notes are an integral part of these consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                         Years Ended December 31,
                                                     -----------------------------------
                                                     2001           2000            1999
                                                     ----           ----            ----
Revenues
Interest income
  Small loan portfolio                           $  5,924,000    $ 11,867,000    $ 13,584,000
  Travel finance portfolio                            916,000       1,161,000       1,163,000
                                                 ------------    ------------    ------------
Total interest income                               6,840,000      13,028,000      14,747,000
Travel services, net                               12,475,000      14,872,000      14,270,000
Other income                                        5,674,000       9,759,000      10,885,000
                                                 ------------    ------------    ------------
Total revenues                                     24,989,000      37,659,000      39,902,000
                                                 ------------    ------------    ------------

Costs and Expenses
Operating expenses                                 17,304,000      28,857,000      24,215,000
Provision for credit losses                         5,938,000       9,406,000       6,531,000
Impairment of goodwill and other assets             4,351,000            --              --
Interest expense, net                                 419,000       2,930,000       3,202,000
Depreciation and amortization                       1,583,000       1,826,000       1,556,000
                                                 ------------    ------------    ------------
Total costs and expenses                           29,595,000      43,019,000      35,504,000
                                                 ------------    ------------    ------------
Income (loss) from operations                      (4,606,000)     (5,360,000)      4,398,000
Gain on sale of property                              179,000            --              --
                                                 ------------    ------------    ------------
Income (loss) before provision(benefit) for
  income  taxes                                    (4,427,000)     (5,360,000)      4,398,000
Provision (benefit) for income taxes               (1,338,000)     (1,938,000)      1,759,000
                                                 ------------    ------------    ------------
Net income (loss)                                $ (3,089,000)   $ (3,422,000)   $  2,639,000
                                                 ============    ============    ============

Per Share Data:
Net loss per common share
    Basic
    Diluted                                      $      (0.44)
Shares used in calculating net loss per          $      (0.44)
    common share:
    Basic                                           7,091,000
    Diluted                                         7,091,000

Pro Forma Per Share Data (Unaudited):
Pro forma net loss per common share:
    Basic                                                         $      (0.48)
    Diluted                                                       $      (0.48)
Pro forma shares used in calculating pro forma
    net loss per common shares:
    Basic                                                            7,166,000
    Diluted                                                          7,166,000


The accompanying notes are an integral part of these consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock
                              ---------------------     Paid-in       Retained
                               Shares        Amount     Capital       Earnings
                              ---------      ------    ---------     ----------
Balance, December 31, 1998         --       $  --     $31,183,000   $13,870,000
Capital distribution to
  related party                                        (8,143,000)
Retirement of treasury shares
  of predecessor company                                 (706,000)
Net income                                                            2,639,000
                              ---------      ------    ----------    ----------
Balance, December 31, 1999         --          --      22,334,000    16,509,000
Pro forma issuance of common
  stock                       7,166,000      72,000       (72,000)
Capital contribution from
  related party                                         5,266,000
Retirement of treasury shares
  of predecessor company                                  (47,000)
Net loss                                                             (3,422,000)
                              ---------      ------    ----------    ----------
Balance, December 31, 2000    7,166,000      72,000    27,481,000    13,087,000
Purchase of treasury shares
Net loss                                                             (3,089,000)
                              ---------      ------    ----------    ----------
Balance, December 31, 2001    7,166,000     $72,000   $27,481,000   $ 9,998,000
                              =========      ======    ==========    ==========


                                 Treasury Stock
                              ---------------------
                               Shares       Amount       Total
                              --------     --------    ---------
Balance, December 31, 1998        --      $    --     $45,053,000
Capital distribution to
  related party                                        (8,143,000)
Retirement of treasury shares
  of predecessor company                                 (706,000)
Net income                                              2,639,000
                              --------     --------    ----------
Balance, December 31, 1999        --           --      38,843,000
Pro forma issuance of common
  stock                                                      --
Capital contribution from
  related party                                         5,266,000
Retirement of treasury shares
  of predecessor company                                  (47,000)
Net loss                                               (3,422,000)
                              --------     --------    ----------
Balance, December 31, 2000        --           --      40,640,000
Purchase of treasury shares    190,010     (219,000)     (219,000)
Net loss                                               (3,089,000)
                              --------     --------    ----------
Balance, December 31, 2001     190,010    $(219,000)  $37,332,000
                              ========    =========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  Years ended December 31,
                                                      ---------------------------------------------
                                                           2001            2000            1999

                                                       ------------      ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $ (3,089,000)   $ (3,422,000)   $  2,639,000
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                           1,583,000       1,826,000       1,556,000
  Gain on sale of property                                 (179,000)           --              --
  Loss on disposal of fixed assets                             --         1,725,000            --
  Impairment of goodwill and other assets                 4,351,000
  Provision for credit losses                             5,938,000       9,406,000       6,531,000
  Deferred income taxes                                    (873,000)        555,000         382,000
  Changes in assets and liabilities:
     Prepaid expenses and other assets                      391,000      (2,305,000)        617,000
     Income tax receivable                                3,870,000            --              --
     Restricted cash                                       (230,000)           --         1,195,000
     Note receivable from affiliate                            --         2,344,000       1,588,000
     Other assets                                             6,000        (690,000)           --
     Accrued expenses and other current liabilities      (1,842,000)      1,175,000         942,000
     Accounts payable to related party                      850,000            --              --
                                                       ------------    ------------    ------------
Net cash provided by operating activities                10,776,000      10,614,000      15,450,000
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other contract receivables
 (originated & acquired) collected, net of
  recoveries                                             30,301,000       2,091,000        (878,000)
Increase in short-term investments                       (9,794,000)           --              --
Proceeds from sale of property                              892,000            --              --
Capital expenditures                                        (69,000)     (2,204,000)     (2,920,000)
Purchase of leasehold interests and other                      --              --        (5,442,000)
                                                       ------------    ------------    ------------
Net cash provided by (used in) investing activities      21,330,000        (113,000)     (9,240,000)
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable                               (23,600,000)    (16,400,000)           --
Repayment of note payable to related party               (1,213,000)           --              --
Repayment of capital lease obligation                       (81,000)           --              --
Capital contribution from (distribution to) related
  party                                                        --         5,266,000      (8,143,000)
Retirement of treasury shares of predecessor company           --           (47,000)       (706,000)
Purchase of treasury stock                                 (219,000)           --              --
                                                       ------------    ------------    ------------
Net cash used in financing activities                   (25,113,000)    (11,181,000)     (8,849,000)
                                                       ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                           6,993,000        (680,000)     (2,639,000)
CASH, BEGINNING OF PERIOD                                 4,528,000       5,208,000       7,847,000
                                                       ------------    ------------    ------------
CASH, END OF PERIOD                                    $ 11,521,000    $  4,528,000    $  5,208,000
                                                       ============    ============    ============
CASH PAID DURING THE YEAR FOR:
  INTEREST                                             $    559,000    $  3,132,000    $  3,362,000
  INCOME TAXES                                         $     20,000    $      5,000    $  2,301,000



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

     The formation of Hispanic Express was accounted for at historical cost, in a manner similar to a pooling of interest. The accompanying consolidated financial statements reflect the combined operations of Hispanic Express and its subsidiaries, as if they had been consolidated at the beginning of the periods presented. Hispanic Express has been allocated $23,600,000 of notes payable outstanding for the year ended December 31, 2000, and $40,000,000 for the year ended December 31, 1999. (See Note 7).

     Nature of Operations - The Company (i) provides unsecured small loans to its customers; (ii) provides travel services; (iii) originates and services consumer finance receivables generated by the Company's customers for the purchase of travel services sold by the Company; (iv) provides check cashing and money transfer services; and, (v) provides insurance products. In September 2001, the Company temporarily suspended making unsecured small loans and in January 2002, the Company temporarily suspended the financing of travel tickets. The Company will evaluate to reactivate these business activities in the Fall of 2002. The majority of the Company's business is focused in Southern California and the Company experiences the highest demand for its financial products and services between October and December and the second and fourth quarter for its travel services.

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

     The allowance for credit losses is provided for loans based on previous experience or when events giving rise to the credit losses are estimated to have occurred. The Company's portfolios are comprised of smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate by management to cover inherent losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are 150 days past due. In the fourth quarter of 2000, the Company's loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks and by deteriorating economic conditions, which continued in 2001. As a result, the Company's delinquencies increased in the fourth quarter of 2000 and throughout 2001 and, in response, the Company tightened its credit guidelines and in the fourth quarter 2000 implemented a program to reduce customer credit limits and continued this policy into 2001.

     Allowance for credit losses is increased by charges to the provision for credit losses and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolios, adverse situations that may affect the borrower's ability to repay and current economic conditions. The Company's customers are typically between the ages of 21 and 45 and earn less than $25,000 per year, have little or no savings and limited short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company makes its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with the Company. As a result, the Company is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer lending companies or consumer finance companies that have more stringent underwriting criteria. Because the Company relies on the creditworthiness of its customers for repayment and does not rely on collateral securing the debt, the Company experiences actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default.

     Recoveries on charge-offs are recognized as an addition to the allowance for credit losses on the cash basis of accounting at the time the payment is received. Recoveries for the years ended December 31, 2001, 2000 and 1999 amounted to $1,573,000, $480,000, and $497,000, respectively.

     Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the effective interest method.

     Property and Equipment - Property and equipment are carried at cost. Long-lived property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable in accordance with Statement of Financial Accounting Standards
(SFAS) No.121, "Accounting for the Impairment of Long Lived Assets." If the carrying amount of the asset exceeds the estimated undiscounted future cash flows to be generated by the asset, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value.

     Depreciation   and   amortization   are   computed   primarily   using  the
straight-line method over the estimated lives of the assets, as follows:


         Furniture, equipment and software.........................5 to 10 years

         Leasehold improvements....................................Life of lease

         Building and improvements.................................7 to 39 years


     Intangible and Other Assets Intangible - and other assets primarily consists of goodwill which arose in connection with the Company's purchase of leasehold interests used for travel services and deferred line of credit costs related to the Company's Line of Credit (See Note 7). Goodwill is being amortized using the straight-line method over 30 years. The deferred line of credit costs was being amortized over the 3-year life of the Line of Credit. The recoverability of goodwill is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value.

     For the year ended December 31, 2001, the Company recorded an impairment loss of $4,351,000. The charge was comprised of (a) impairment loss on the write-off of goodwill of $3,263,000; (b) the write-off of computer software, equipment and fixtures of $859,000; and, (c) the write-off of deferred loan fees of $229,000.

     Income Recognition - Interest income on closed-end loans in the Small Loan Portfolio and the Travel Finance Portfolio is deferred upon origination of a loan (recorded as an off-set to finance receivables - See Note 4) and recognized over the lives of the contracts using a method that approximates the interest method. Administrative fees are deferred and recognized over the estimated life of the Small Loan Portfolio using a method that approximates the interest method. Membership fees arising from the Efectiva revolver loans are deferred and recognized using the straight-line method. Administrative fees and membership fees are included in other income in the consolidated statements of income. Premiums and commissions for credit life insurance are deferred and recognized as revenue using the interest method. Premiums and commissions for credit accident and health insurance are recognized over the terms of the contracts and are included in other income in the consolidated statements of income.

Other income consists of:

                                              Years Ended December 31,
                                        ---------------------------------------
                                          2001          2000           1999
                                        -----------   -----------  ------------

Late charges                            $ 1,591,000    $2,168,000    $ 2,142,000
Membership and administrative fees        1,956,000     3,437,000      3,870,000
Insurance products and other              2,127,000     4,154,000      4,873,000
                                        -----------    ----------    -----------
                                        $ 5,674,000    $9,759,000    $10,885,000
                                        ===========    ==========    ===========

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

     Income Taxes - The Company, Central Financial and Banner Central Finance have entered a Tax Sharing Agreement (See Note 9). The Company follows SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that, some or all of the deferred tax assets will not be realized. At December 31, 2001, in management's opinion, the deferred tax asset is realizable.

     Advertising - The Company advertises primarily on Hispanic television and radio, and through newspapers and direct mail. All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were $771,000, $1,613,000, and $1,571,000, respectively.

     Concentration of Credit Risk - The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. As of December 31, 2001, such investments of $10,193,000 were in excess of insured limits. Short-term investments are comprised of investments in high grade commercial paper with a maturity of less than 30 days. The Company's small loan business activity is with low-income customers located primarily in the greater Los Angeles area. A significant portion of the Company's customers' ability to repay their loans is dependent upon general economic factors within the geographical area in which the Company operates. The Company's loans are unsecured and, thereby, the Company's ability to be repaid is totally dependent upon the general financial strength of the Company's borrowers. To mitigate a portion of this risk, the Company generally limits the amount of a loan to a single customer to an amount not to exceed $1,500.

     Fair Value of Financial Instruments - The carrying value of the Company's finance receivables approximates their fair value due to their short term nature and generally stable rates of interest currently being charged in comparison to the rates reflected in the existing portfolios. The Company's management believes that the fair value of the Company's financial instruments approximates their carrying values as of December 31, 2001 and 2000.

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

     Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141,
Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, a company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142. Adoption of SFAS 142 will result in a goodwill impairment charge of approximately $8 million to write-off the remaining goodwill on the Company's financial statements, because of a decline in the fair value of the Company's travel business.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2003.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.


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

4.       Finance Receivables

                  Finance receivables consist of:

                                                          December 31,
                                                  -----------------------------
                                                      2001             2000
                                                  -----------      ------------

Gross finance receivables:

Small loan portfolio                                $ 8,121,000      $42,633,000
Travel finance portfolio                              1,714,000        4,348,000
                                                    -----------      -----------
                                                      9,835,000       46,981,000
                                                    -----------      -----------
Less:
Allowance for credit losses                           2,243,000        1,613,000
Deferred administrative, Efectiva
  membership and transaction fees and
  insurance revenues                                     44,000        1,581,000
                                                    -----------      -----------
Finance receivables, net                            $ 7,548,000      $43,787,000
                                                    ===========      ===========



     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

                                                          December 31,
                                                  ------------------------------
                                                     2001                2000
                                                     ----                ----

Small loan portfolio:

   Past due 31 days plus                              $687,000          $824,000
                                                      ========          ========

Travel finance portfolio:
   Past due 31 days plus                              $ 44,000          $ 35,000
                                                      ========          ========




                  The allowance for credit losses includes the following:

                                        Years Ended December 31,
                                 ---------------------------------------------
                                        2001           2000           1999

                                    ----------   ------------     ------------
Allowance for credit losses,
  beginning of the year            $  1,613,000    $  2,981,000    $  3,059,000
Provision for credit losses           5,938,000       9,406,000       6,531,000
Charge-offs, net of recoveries       (5,308,000)    (10,774,000)     (6,609,000)
                                   ------------    ------------    ------------
Allowance for credit losses,
  end of year                      $  2,243,000    $  1,613,000    $  2,981,000
                                   ============    ============    ============

5. Property and Equipment

                  Property and equipment, net consists of:

                                                           December 31,
                                                  ------------------------------
                                                      2001              2000
                                                   ----------       ------------

Land                                                 $1,568,000       $1,936,000
Building and improvements                             3,768,000        4,125,000
Furniture, equipment and software                     1,572,000        3,726,000
Equipment under capital lease                           309,000             --
                                                     ----------       ----------
                                                      7,217,000        9,787,000
Less: accumulated depreciation                        1,251,000        1,852,000
                                                     ----------       ----------
                                                     $5,966,000       $7,935,000
                                                     ==========       ==========



6.          Intangible and Other Assets

                  Intangible and other assets, net consists of:

                                                         December 31,
                                                 -------------------------------

                                                      2001               2000
                                                    -----------      -----------


Goodwill                                            $ 9,446,000      $13,533,000
Deferred loan costs on line of credit                      --            564,000
Non-compete agreements                                  408,000          408,000
Other                                                     3,000            3,000
                                                    -----------      -----------
                                                      9,857,000       14,508,000
Less: accumulated amortization                        1,674,000        2,019,000
                                                    -----------      -----------
                                                    $ 8,183,000      $12,489,000
                                                    ===========      ===========



7.       Notes Payable

     Central Financial entered into a credit agreement with several banks and Wells Fargo Bank National Association, as Agent (the "Wells Fargo Line of Credit"), on June 13, 1997 that provided for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. The Wells Fargo Line of Credit was repaid on August 11, 2000. Notes payable allocated to the Company were $40,000,000 at December 31, 1999. (See Note 1)

     On August 11, 2000, Central Consumer Finance Company ("Central Consumer"), a wholly owned subsidiary of the Company entered into a new credit agreement with several banks and Union Bank of California, N. A. as Agent ("Union Bank Line of Credit") that provided for the issuance of notes up to $35,000,000, as amended subsequent to year-end. Borrowings under the facility bore interest at a weighted average rate of 7.8% in 2001 and 9.1% in 2000. The Union Bank Line of Credit was repaid on April 23, 2001, and the Company terminated the credit facility on September 7, 2001. The Company wrote-off the balance of deferred loan cost of $229,000 with the termination.

     The Company entered into a capital lease in the amount of $309,000 for computer equipment. The capital lease requires payments of $10,000 per month until maturity in February 2004. The present value of future payments at 5.6% was $228,000 at December 31, 2001.


     8. Income Taxes

     The Company, Central Financial and Banner Central Finance have entered a Tax Sharing Agreement (See Note 9). The income tax provisions as presented in the accompanying consolidated financial statements are based upon the amount the Company would have paid as if it filed separate income tax returns for the periods presented.



     The provision (benefit) for income taxes consists of the following:



                                             Years Ended December 31,
                                      ------------------------------------------

                                           2001           2000           1999
                                       -----------   ------------    -----------
Current:
 Federal                               $  (465,000)   $(2,493,000)   $ 1,114,000
 State                                        --             --          263,000
                                       -----------    -----------    -----------
                                          (465,000)    (2,493,000)     1,377,000
 Deferred:
 Federal                                  (664,000)       472,000        294,000
 State                                    (209,000)        83,000         88,000
                                       -----------    -----------    -----------
                                          (873,000)       555,000        382,000
                                       -----------    -----------    -----------
Provision (benefit) for income taxes   $(1,338,000)   $(1,938,000)   $ 1,759,000
                                       ===========    ===========    ===========


     A reconciliation of the provision (benefit) for income taxes to the statutory rate is as follows:


                                                    Years Ended December 31,
                                                 ----------------------------
                                                   2001      2000       1999
                                                 ------     ------     ------


Federal income taxes at statutory rate             (35.0%)   (35.0%)    35.0%
State franchise taxes, net of federal benefit       (4.2%)    (1.7%)     4.5%
Amortization of goodwill                             0.3%      0.3%      0.3%
Impairment of goodwill                               8.5%       --        --
Other                                                0.2%      0.2%      0.2%
                                                   ------    ------     -----
                                                   (30.2%)   (36.2%)    40.0%
                                                   ======    ======     =====

     The tax effects of temporary differences giving rise to the deferred income tax assets and liabilities are as follows:

                                                        December 31,
                                                    ---------------------------
                                                      2001              2000
                                                   -----------      -----------
Deferred tax assets:
   Allowance for credit losses                      $   961,000     $   691,000
   Accrued liabilities                                  976,000         719,000
   Deferred revenues                                     57,000         764,000
   Federal net operating loss carryforward               85,000            --
   State net operating loss carryforward                413,000         343,000
   Other                                                162,000         182,000
                                                    -----------     -----------
       Total deferred tax assets                      2,654,000       2,699,000
                                                    -----------     -----------

Deferred tax liabilities:
   Fixed assets                                        (467,000)       (621,000)
   Intangible assets                                    (63,000)       (907,000)
   State taxes                                         (255,000)       (175,000)
   Other                                                (50,000)        (50,000)
                                                    -----------     -----------
       Total deferred tax liabilities                  (835,000)     (1,753,000)
                                                    -----------     -----------
Net deferred tax asset                              $ 1,819,000     $   946,000
                                                    ===========     ===========


     At December 31, 2001, federal net operating loss carryforwards of approximately $250,000 are available to offset future federal taxable income until December 31, 2021, the Company also has state net operating loss carryforwards of approximately $4,670,000 available to offset future state taxable income until December 31, 2010.

9.          Related Party Transactions

     In connection with its formation, the Company, Central Financial and Banner Central Finance entered into certain agreements; including, the Operating
Agreement   and  the  Tax  Sharing   Agreement,   for  defining   their  ongoing
relationships.

     The Operating Agreement provides, among other things, that the Company is obligated to provide to Banner Central Finance, and Banner Central Finance is obligated to utilize, certain services, including receivable servicing and collection and payment processing, accounting, management information systems and employee benefits. The Operating Agreement also provides for the Company to guarantee up to $4,000,000 of bank or similar financing of Banner Central Finance, pursuant to certain conditions. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to Banner Central Finance, or to the extent that other costs are incurred by the Company or its subsidiaries that directly relate to Banner Central Finance, Banner Central Finance is obligated to pay the Company and its subsidiaries the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Banner Central Finance upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner Central Finance totaled $2,050,000, $3,150,000 and $4,373,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     In connection with the adoption of the Plan, the Company entered into a new lease with BCE Properties II, Inc., a subsidiary of Banner Central Finance, for its executive and administrative offices. The new lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Rent expense paid related to the lease was $300,000 in 2001. Additionally, the Company entered into a 15-year agreement to lease approximately 30,000 square feet of retail space to Banner's Central Electric, Inc., an affiliated company, with annual rent of $200,000 per year subject to CPI increases. On February 28, 2001, the lease was assumed by Banner Central Finance in connection with their purchase of the net assets of the retail store. Rent income related to this lease was $200,000 in 2001.

     For the twelve months ended December 31, 1999, the Company made a capital distribution to its parent company of $8,143,000. For the year ended December 31, 2000, the Company received capital contributions from its parent company of $5,266,000, which was used primarily to repay notes payable. At December 31, 2001, the Company had accounts payable in the amount of $1,091,000 to Banner Central Finance, which was paid off in January 2002.


     At December 31, 2000, the Company had a note payable to Banner Central Finance in the amount of $1,213,000, which bears interest at 7.5% per annum and was paid on September 30, 2001.


10.         Stock Option Plan

     On February 28, 2001, in connection with the Plan, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). Subject to the terms of the 2000 Plan, a total of 1,100,000 shares of authorized Common Stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. During the duration of the 2000 Plan, no individual may be granted options of more than 550,000 shares. All options previously granted by Central

Finance under its Stock Option Plan were terminated and certain optionees under such Stock Option Plan were granted options to purchase shares of common stock of Hispanic Express under the 2000 Plan. At December 31, 2001, options to purchase 797,000 shares at a value of $1.53 of Common Stock of Hispanic Express have been granted to eligible participants under the 2000 Plan. On February 28, 2001, executive officers and employees receiving options were vested in such options in an amount that they would have been vested under the Central Financial Stock Option Plan at the time of consummation of the Plan, except for those officers and employees which had been with Central Financial or its predecessor for a period in excess of five years, were 60% vested in total options granted to them. All other options vest over a period of five years from the issue date and expire ten years after the issue date. Options exercisable were 403,600 at December 31, 2001. There were 107,000 shares forfeited during 2001. At December 31, 2001, 303,000 shares of Common Stock remain available for future grants of options under the 2000 Plan. The options are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option.

     None of the options granted have been included in the computation of diluted earnings per share reflected in the Consolidated Statements of Income since it was anti-dilutive. Upon issuance of the options in future periods, earnings per share may be diluted to the extent that the average market price of the Company's stock exceeds the option exercise price.

     SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25. For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

     Had compensation cost for the 2000 Plan been determined consistent with SFAS 123, the Company's net loss and net loss per share common share would have increased to the following pro forma amounts:



                                                                       2001
                                                                ----------------

Net loss                                        As Reported       $  (3,089,000)
Net loss                                        Pro forma         $  (3,362,000)

Per Common share - Basic:
Net loss                                        As Reported       $       (0.44)
Net loss                                        Pro forma         $       (0.47)

Per Common share - Diluted:
Net loss                                        As Reported       $       (0.44)
Net loss                                        Pro forma         $       (0.47)


     The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for grants: dividend yield of 0.0%, expected volatility of 68.8%, risk free interest rate of 5.0% and lives of five years. The weighted average remaining contractual life is 9.2 years. The weighted average exercise price of the options at December 31, 2001 was $1.53.

11.         Supplemental Executive Retirement Plan

     During June 1996, Central Financial adopted a Supplemental Executive Retirement Plan (the "SERP Plan") which provides supplemental retirement benefits to certain key management employees. In connection with the Plan, on February 28, 2001, the Company assumed all liabilities of the SERP Plan. To vest in the SERP Plan, an employee must have at least ten years of service with the Company or its predecessor, including five years subsequent to the adoption of the SERP Plan. The unfunded SERP Plan expense for the years ended December 31, 2001, 2000 and 1999, amounted to approximately $277,000, $277,000 and $77,000, respectively. The SERP accrual amounted to $829,000 and $552,000 at December 31, 2001 and 2000, respectively, which is included in accrued expenses and other current liabilities.

12.      Executive Deferred Salary and Bonus Plan

     On February 28, 2001, in connection with the Plan, the Company adopted the Executive Deferred Salary and Bonus Plan, or the EDP, which covers the executive officers and certain other executives, elected to participate in the EDP. Pursuant to the EDP, a participant may elect to defer up to 50% of the participant's base salary and up to 100% of any bonus awarded pursuant to the Executive Incentive Bonus Program. Elections under the EDP to defer base salary and bonus are made annually prior to the commencement of each year. Executives electing to participate in the program may invest deferred amounts in either of two accounts: (1) which earns interest based upon the prime rate; or (2) which mirrors the performance of the Company's common stock price. Amounts deferred are generally payable in a lump sum within 30 days after the participant's termination of employment with the Company for any reason. The EDP is administrated by the Compensation Committee of the Board of Directors. The Chairman of the Board of Directors elected to defer 50% of his base salary and the Chairman and another executive officer elected to defer 100% of their bonus for the year ended December 31, 2001 and elected to invest in an account which mirrors the performance of the Company's common stock. At December 31, 2001, deferred compensation for these accounts were $456,000, which is included in accrued expenses and other current liabilities.

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

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies. Information about these segments as of and for the years ended December 31, 2001, 2000 and 1999 is as follows:



                                         Consumer                      Corporate
                                         Finance         Travel        Overhead           Total
                                        -----------   ------------    ------------    ------------

For the Year Ended December 31, 2001:


Interest income                         $  6,840,000   $       --      $       --      $  6,840,000
Other income                               5,674,000     12,475,000            --        18,149,000
                                        ------------    ------------   ------------    ------------
  Total revenue                         $ 12,514,000   $ 12,475,000    $       --      $ 24,989,000
                                        ============   ============    ============    ============
Pre-tax segment earnings (loss)         $    801,000   $ (1,347,000)   $ (3,881,000)   $ (4,427,000)
Segment assets                          $ 23,850,000   $ 12,098,000    $  9,705,000    $ 45,653,000

For the Year Ended December 31, 2000:
Interest income                         $ 13,028,000   $       --      $       --      $ 13,028,000
Other income                               9,759,000     14,872,000            --        24,631,000
                                        ------------   ------------    ------------    ------------
  Total revenue                         $ 22,787,000   $ 14,872,000    $       --      $ 37,659,000
                                        ============   ============    ============    ============
Pre-tax segment earnings (loss)         $    522,000   $    135,000    $ (6,017,000)   $ (5,360,000)
Segment assets                          $ 62,283,000   $ 12,255,000    $       --      $ 74,538,000

For the Year Ended December 31, 1999:
Interest income                         $ 14,747,000   $       --      $       --      $ 14,747,000
Other income                              10,885,000     14,270,000            --        25,155,000
                                        ------------   ------------    ------------    ------------
   Total revenue                        $ 25,632,000   $ 14,270,000    $       --      $ 39,902,000
                                        ============   ============    ============    ============
Pre-tax segment earnings (loss)         $  8,549,000   $  2,868,000    $ (7,019,000)   $  4,398,000
Segment assets                          $ 73,824,000   $ 12,366,000    $       --      $ 86,190,000



14.         Commitments and Contingencies

     The Company's finance and travel centers are leased under noncancelable operating leases that generally have two to five-year terms with options to renew. The Company has a headquarters lease with an affiliate, see Note 9, for a period of 15 years. The aggregate minimum lease commitments under these leases are as follows:

                                 Years Ended December 31,
                                 ------------------------

                                  2002          $2,035,000
                                  2003           1,487,000
                                  2004             910,000
                                  2005             451,000
                                  2006             339,000
                                  Thereafter     2,910,000
                                                ----------
                                                $8,132,000
                                                ==========


     Aggregate rental expense for the years ended December 31, 2001, 2000 and 1999 were $2,222,000, $3,559,000, and $3,141,000, respectively.

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

     The Operating Agreement, as described in Note 9, provides that, the Company will guarantee, subject to certain limitation, up to $4 million of bank or similar financing which Banner Central Finance may borrow. At December 31, 2001, the Company had not guaranteed any amounts under this agreement.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management of the Company believes that litigation currently pending will not have a material adverse effect on the Company's financial position or results of operations.

                                   * * * * * *

                                                                  EXHIBIT 99


                             HISPANIC EXPRESS, INC.
                    5480 FERGUSON DRIVE,  COMMERCE,  CA 90022







Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

March 29, 2002

Ladies and Gentlemen:

This will confirm that Hispanic Express, Inc. (the "Company") has received a letter from Arthur Andersen LLP ("Arthur Andersen") with respect to Arthur Andersen's audit of the Company's consolidated financial statements for the year ended December 31, 2001. Arthur Andersen's letter certifies that the audit was subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit and availability of national office consultation. Availability of foreign afflilates is not relevant to this audit.

Very truly yours,


/s/  Howard E. Weitzman
Howard E. Weitzman
Vice President, Chief Financial Officer