Form 10-Q
period 2002-03-31
HISPANIC EXPRESS INC
filed 2002-05-14
CIK 1125631

As filed with the Securities and Exchange Commission on May 14, 2002


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Number of shares outstanding of the Registrant's Common Stock, as of May 14, 2002: 6,975,990

                             HISPANIC EXPRESS, INC.

                                    FORM 10-Q


                                      INDEX


                                                                        Page No.
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at March 31, 2002 and

         December 31, 2001..................................................   3

         Condensed Consolidated Statements of Income for the Three Months Ended
         March 31, 2002 and 2001............................................   4

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001......................................   5

         Notes to Condensed Consolidated Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations......................................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 20

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................21

Signatures....................................................................22



  PART 1.  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED BALANCE SHEETS




                                                           (Unaudited)
                                                             March 31,       December 31,
                                                               2002              2001
                                                           ------------     ------------
ASSETS
Cash                                                        $  7,014,000    $ 11,521,000
Short-term investments                                        18,838,000       9,794,000
Restricted cash                                                  230,000         230,000
Finance receivables, net                                       2,907,000       7,548,000
Prepaid expenses and other current assets                        454,000         559,000
Deferred income taxes                                          1,819,000       1,819,000
Income taxes receivable                                            9,000          33,000
Property and equipment, net                                    5,910,000       5,966,000
Goodwill, net                                                       --         8,035,000
Other intangibles and other assets, net                          125,000         148,000
                                                            ------------    ------------
TOTAL ASSETS                                                $ 37,306,000    $ 45,653,000
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities              $  7,570,000    $  7,002,000
Capital lease obligation                                         202,000         228,000
Accounts payable to related party                                319,000       1,091,000
                                                            ------------    ------------
TOTAL LIABILITIES                                              8,091,000       8,321,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000 shares
    authorized, 7,166,000 shares issued                           72,000          72,000
Additional paid-in capital                                    27,481,000      27,481,000
Retained earnings                                              1,881,000       9,998,000
                                                            ------------    ------------
                                                              29,434,000      37,551,000
Less treasury stock, 190,010 shares at cost                     (219,000)       (219,000)
                                                            ------------    ------------
Total stockholders' equity                                    29,215,000      37,332,000
                                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 37,306,000    $ 45,653,000
                                                            ============    ============


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                             HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                 -------------------------------
                                                        2002          2001
                                                 -------------    --------------

Revenues

Interest income
  Small loan portfolio                             $   387,000    $ 2,386,000
  Travel finance portfolio                              83,000        281,000
                                                   -----------    -----------
Total interest income                                  470,000      2,667,000
Travel services, net                                 2,350,000      2,866,000
Other income                                           571,000      2,256,000
                                                   -----------    -----------
Total revenues                                       3,391,000      7,789,000

Costs and Expenses
Operating expenses                                   3,417,000      4,820,000
Provision for credit losses                               --        2,216,000
Interest expense                                          --          372,000
Depreciation and amortization                          144,000        469,000
                                                   -----------     ----------
Total costs and expenses                             3,561,000      7,877,000
                                                   -----------     ----------
Loss from operations                                  (170,000)       (88,000)

Other Income
Other income, net                                       88,000           --
Gain on sale of property                                  --          179,000
                                                    -----------    ----------
Income (loss) before provision for income taxes
   and cumulative effect of accounting change          (82,000)        91,000
Provision for income taxes                                --           36,000
                                                    -----------    ----------
Income (loss) before cumulative effect of
    accounting change                                  (82,000)        55,000
Cumulative effect of accounting change              (8,035,000)          --
                                                   ------------  ------------
Net income (loss)                                  $(8,117,000)  $     55,000
                                                   ============  ============


Basic and diluted net income (loss) per common
    share before cumulative effect of accounting
    change                                         $     (0.01)  $      0.01
Cumulative effect of accounting change                   (1.15)          --
                                                   ------------  ------------
Basic and diluted net income (loss) per common
    Share                                          $     (1.16)  $      0.01
                                                   ============  ============

Average basic and diluted common shares              6,976,000      7,166,000




  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                            HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                    ------------------------------
                                                          2002            2001
                                                    --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $   (8,117,000)   $    55,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Cumulative effect of accounting change                  8,035,000            --
  Gain on sale of property                                     --          (179,000)
  Depreciation and amortization                             144,000         469,000
  Provision for credit losses                                  --         2,216,000
  Changes in assets and liabilities:
     Prepaid expenses and other current assets              105,000          19,000
     Income taxes receivable                                 24,000       1,207,000
     Accrued expenses and other current liabilities         568,000         (37,000)
     Accounts payable to related party                     (772,000)       (140,000)
                                                      --------------  --------------
Net cash provided by (used in) operating activities         (13,000)      3,610,000
                                                      --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment contracts and other contract receivables
    collected, net of recoveries                          4,641,000       8,922,000
Increase in short-term investments                       (9,044,000)           --
Proceeds from sale of property                                 --           892,000
Capital expenditures                                        (65,000)        (40,000)
                                                       -------------  --------------
 Net cash provided by (used in) investing activities     (4,468,000)      9,774,000
                                                       -------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                     --       (13,238,000)
Repayment of capital lease obligation                       (26,000)           --
                                                       -------------  --------------
Net cash used in financing activities                       (26,000)    (13,238,000)
                                                       -------------  --------------
NET (DECREASE) INCREASE IN CASH                          (4,507,000)        146,000
CASH, BEGINNING OF PERIOD                                11,521,000       4,528,000
                                                       -------------  --------------
CASH, END OF PERIOD                                    $  7,014,000   $   4,674,000
                                                       =============  ==============

CASH PAID DURING THE YEAR FOR:
INTEREST                                               $       --      $    455,000
INCOME TAXES                                                   --            54,000


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                     HISPANIC EXPRESS, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation and Nature of Operations

     Basis of Presentation - The condensed consolidated financial statements of Hispanic Express, Inc. ("Hispanic Express" or the "Company") are unaudited, other than the consolidated balance sheet at December 31, 2001. In the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Hispanic Express, Inc. was formed in September 2000. On September 6, 2000, the Board of Directors of Central Financial Acceptance Corporation ("Central Financial") approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan") under which Central Financial's subsidiaries were reorganized into two public companies, Hispanic Express and Banner Central Finance Company ("Banner Central Finance"). On September 29, 2000, the majority of the stockholders of Central Financial voted to approve the Plan. On February 28, 2001, the Plan was completed and Central Financial was dissolved and liquidated and Central Financial distributed to its stockholders 100% of the outstanding Common Stock of Hispanic Express and Banner Central Finance. Pursuant to the Plan, Central Financial contributed to Hispanic Express its investment in subsidiaries, which are engaged in the small loan, travel finance and travel services businesses, and contributed to Banner Central Finance, its businesses engaged in selling and financing of automobile insurance, its consumer products receivable portfolio and its mortgage business.

     In addition, pursuant to the Plan, Hispanic Express and Banner Central Finance entered into certain agreements for the purpose of defining their ongoing relationship (See Note 6), including provisions for the allocation of certain costs and expenses. Management of Hispanic Express believes that such agreements provide for reasonable allocation of costs and expenses between the parties.

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

                     HISPANIC EXPRESS, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       Accounting Change

     In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, noncash charge of approximately $8,035,000 to reduce the carrying value of its goodwill. The charge is comprised of $7,636,000 related to goodwill associated with our travel operations and $399,000 of goodwill associated with our check cashing operations. Such charge is nonoperational in nature and is reflected as a cumulative effect on an accounting change in the accompanying condensed consolidated statements of income. In calculating the impairment charge, the fair value of the impaired reporting units were estimated using a market valuation model. In assessing the impairment of goodwill, management considered the negative impact on the Company's operating units caused by a slowdown in airline traffic as a result of the terrorist attacks on September 11, 2001 and the deteriorating economic conditions. There was no tax benefit recorded related to the write-off of goodwill, because in the Company's judgment it was more likely than not that the Company would not be able to utilize this additional future tax loss benefit given the difficult economic and strategic climate the Company has been operating in and the poor profit outlook for its businesses.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

                                                          Consumer
                                           Travel         Finance
                                           Segment        Segment          Total
                                         ------------   ------------   ------------

Balance, January 1, 2002                 $ 7,636,000    $   399,000    $ 8,035,000
Cumulative effect of accounting change    (7,636,000)      (399,000)    (8,035,000)
                                         ------------   ------------   ------------
Balance, March 31, 2002                  $      --      $      --      $      --
                                         ============   ============   ============



     The following table reconciles reported net income in 2001 to adjusted net income which excludes the effect of amortization expense, net of tax:

Net income for the three monthe ended March 31, 2001, as reported         $        55,000
Adjustment for goodwill amortization, net of tax                                   70,000
                                                                          ----------------
Net income for the three months ended March 31, 2001, as adjusted         $       125,000
                                                                          ================

Basic and diluted net income per common share for the three
  months ended March 31, 2001, as reported                                $          0.01
Adjustment for goodwill amortization, net of tax                                     0.01
                                                                          ----------------
Basic and diluted net income per common share for the
  three months ended March 31, 2001, as adjusted                          $          0.02
                                                                          ================

                     HISPANIC EXPRESS, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.  Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income
(loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted net income (loss) per share by application of the treasury stock method. Options to purchase 797,000 shares of common stock that were outstanding at March 31, 2002, were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2002 because the effect would be antidilutive. At March 31, 2001, the exercise price of options to purchase shares of common stock was greater than the average market price of the Company's common stock during this period and, therefore, the effect would be antidilutive. Basic and diluted net income per share for the three months ended March 31, 2001 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2001.

  4.  Certain Consolidated Financial Statement Details

  Finance Receivables
                                                        March 31,   December 31,
                                                          2002          2001
                                                       -----------  ------------
Gross finance receivables:
Small loan portfolio                                   $ 4,095,000  $  8,121,000
Travel finance portfolio                                   781,000     1,714,000
                                                       -----------  ------------
                                                         4,876,000     9,835,000
                                                       -----------  ------------
Less:
Allowance for credit losses                              1,958,000     2,243,000
Deferred administrative, Efectiva membership
    and transaction fees and insurance revenues             11,000        44,000
                                                       -----------  ------------
                                                         1,969,000     2,287,000
                                                       -----------  ------------
Finance receivables, net                               $ 2,907,000  $  7,548,000
                                                       ===========  ============


     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

                                                       March 31,    December 31,
                                                         2002           2001
                                                      -----------   ------------
Small loan portfolio:
    Past due 31 days plus                              $ 370,000       $ 687,000
                                                       =========       =========

Travel finance portfolio
    Past due 31 days plus                              $  30,000       $  44,000
                                                       =========       =========

                     HISPANIC EXPRESS, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The allowance for credit losses includes the following:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002              2001
                                                    -----------     ------------
Allowance for credit losses, beginning
    of the year                                     $ 2,243,000     $ 1,613,000
Provision for credit losses                                --         2,216,000
Charge-offs, net of recoveries                         (285,000)     (1,813,000)
                                                    ------------    ------------
Allowance for credit losses, end of period          $ 1,958,000     $ 2,016,000
                                                    ============    ============


Property and Equipment
                                                     March 31,      December 31,
                                                        2002             2001
                                                     ----------     ------------
Land                                                 $1,568,000       $1,568,000
Buildings and improvements                            3,820,000        3,768,000
Furniture, equipment and software                     1,585,000        1,572,000
Equipment under capital lease                           309,000          309,000
                                                     ----------       ----------
                                                      7,282,000        7,217,000
Less: Accumulated depreciation                        1,372,000        1,251,000
                                                     ----------       ----------
                                                     $5,910,000       $5,966,000
                                                     ==========       ==========



Intangible and Other Assets
                                                      March 31,     December 31,
                                                       2002             2001
                                                    ----------      ------------
Non-compete agreements                              $  408,000        $  408,000
Other                                                    3,000             3,000
                                                    ----------        ----------
                                                       411,000           411,000
Less: Accumulated amortization                         286,000           263,000
                                                    ----------        ----------
                                                    $  125,000        $  148,000
                                                    ==========        ==========



Other Income

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002             2001
                                                    -----------       ----------
Membership and administrative fees                   $   32,000       $  737,000
Late charges                                            219,000          450,000
Insurance products                                      192,000          713,000
Check cashing fees and other                            128,000          356,000
                                                     ----------       ----------
                                                     $  571,000       $2,256,000
                                                     ==========       ==========


                     HISPANIC EXPRESS, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.  Notes Payable and Capital Lease Obligation

     On August 11, 2000, Central Consumer Finance Company ("Central Consumer"), a wholly owned subsidiary of the Company entered into a new credit agreement with several banks and Union Bank of California, N.A. as Agent (the "Union Bank Line of Credit") that provided for the issuance of notes up to $35,000,000, as amended. Borrowings under the credit facility bore interest at a weighted average rate of 7.8% for the three months ended March 31, 2001. The Union Bank Line of Credit was repaid on April 23, 2001, and the Company terminated the credit facility on September 7, 2001.

     At March 31, 2001, the Company had a note payable to Banner Central Finance, a related party, in the amount of $5,325,000 which bore interest at the prime rate (8.0% at March 31, 2001). The note payable was paid on September 30, 2001.

     The Company entered into a capital lease in the amount of $309,000 for computer equipment. The capital lease requires payments of $10,000 per month until maturity in February 2004. The present value of future payments at 5.6% was $202,000 and $228,000 at March 31, 2002 and December 31, 2001, respectively.

6.  Related Party Transactions

     In connection with its formation, the Company, Central Financial and Banner Central Finance entered into certain agreements; including, the Operating
Agreement   and  the  Tax  Sharing   Agreement,   for  defining   their  ongoing
relationships.

     The Operating Agreement provides, among other things, that the Company and its subsidiaries are obligated to provide to Banner Central Finance, and Banner Central Finance is obligated to utilize, certain services, including receivable servicing and collection and payment processing, accounting, management information systems and employee benefits. The Operating Agreement also provides for the Company to guarantee up to $4,000,000 of bank or similar financing of Banner Central Finance, pursuant to certain conditions. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to Banner Central Finance, or to the extent that other costs are incurred by the Company or its subsidiaries that directly relate to Banner Central Finance, Banner Central Finance is obligated to pay the Company and its subsidiaries the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Banner Central Finance upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner Central Finance totaled $434,000 and $525,000 for the three months ended March 31, 2002 and 2001, respectively.

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

                     HISPANIC EXPRESS, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     In connection with the adoption of the Plan, the Company entered into a lease with BCE Properties II, Inc., a subsidiary of Banner Central Finance, for its executive and administrative offices. The lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Rent expense for this lease was $75,000 in the three months ended March 31, 2002 and 2001. Additionally, the Company entered into a 15 year agreement to lease approximately 30,000 square feet of retail space to Banner's Central Electric, Inc., an affiliated company, with annual rent of $200,000 per year subject to CPI increases. Rental income in connection with this lease was $50,000 for the three months ended March 31, 2002 and 2001.

     At March 31, 2002 and December 31, 2001 , the Company had amounts payable to Banner Central Finance in the amount of $294,000 and $997,000, respectively.

7.  Stockholder Loan Program

     On April 25, 2002, the Company's Board of Directors approved a Stockholders Loan Program (the "Program"). The Program permits current stockholders of the Company to borrow funds from the Company for a maximum period of 18 months commencing on May 15, 2002. All loans must be repaid in full by November 14, 2003. Total loans made by the Company under the Program cannot exceed $14.0 million in the aggregate (the "Loan Pool"). The Program is designed to both maximize the earnings, with safety, the Company can achieve on its excess cash balances, while it continues to explore strategic investments, and to permit shareholders to have short-term access to such funds, to the extent they desire to participate in the Program. Stockholders wishing to participate in the Program may borrow a percentage of the Loan Pool, subject to credit approval, which cannot exceed their proportional percentage ownership in the common stock of the Company. However, no loans will be made for less than $10,000 and the participant, who participates in the Program, will deliver a Promissory Note (the "Note") to the Company with a principal amount equal to the amount of such loan. The Program will be administered by the Company. The Board of Directors shall have the sole authority to increase the Loan Pool and extend the Program another 18 months upon its termination.

     Immediately upon a loan application being approved by the Company and loan documents being executed, the participant will be required to pledge their common shares or other collateral deemed sufficient by the Company as security for the Note pursuant to a pledge agreement to be entered into by such participant and the Company. Under the terms of the Note, upon the pledge of the common shares or other collateral to the Company, the participant will cease to have any personal liability to repay the Note and the Note will become a non-recourse obligation of the participant secured by the shares of the Company's common stock or other collateral owned by the participant. All notes of the participant will bear interest at the prime rate of interest, as defined. Interest on the Note will be paid monthly. The Note can be prepaid in whole or in part at any time. In addition, upon prepayment of the Note, a proportional amount of the pledged shares or other collateral will be released from the pledge.

                     HISPANIC EXPRESS, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.  Segment Information

     The Company has identified three reporting segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Consumer Finance Business, Travel Business and Corporate. The factors for determining the reportable segments were based on the distinct nature of their operations. The Consumer Finance Business and Travel Business are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Consumer Finance Business includes the Small Loan Portfolio, Travel Finance Portfolio and insurance and other products provided to customers of the Consumer Finance Business. The Company's Travel Business is comprised of the retail travel stores and travel internet business. Corporate is comprised of unallocated corporate overhead expenses. Substantially all of the operations of the above businesses are concentrated in California.

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies in the Company's 2001 Form 10-K. Information about these segments are summarized as follows:Summary information by segment follows:



Revenues
                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                    2002                2001
                                               ------------         ------------
Consumer Finance Business                      $ 1,041,000          $ 4,923,000
Travel Business                                  2,350,000            2,866,000
Corporate                                           --                   --
                                               -----------          ------------
Total revenues                                 $ 3,391,000          $ 7,789,000
                                               ===========          ============



Loss From Operations
                                                  Three Months Ended March 31,
                                                --------------------------------
                                                    2002               2001
                                                ------------         -----------
Consumer Finance Business                       $   463,000         $ 1,034,000
Travel Business                                     (38,000)           (112,000)
Corporate                                          (671,000)         (1,010,000)
                                                ------------        ------------
Total loss from operations                      $  (170,000)        $   (88,000)
                                                ============        ============



Total Assets
                                                 March 31,          December 31,
                                                   2002                 2001
                                                ------------        ------------
Consumer Finance Business                       $13,598,000         $23,850,000
Travel Business                                   5,027,000          12,098,000
Corporate                                        18,681,000           9,705,000
                                                -----------         -----------
Total assets                                    $37,306,000         $45,653,000
                                                ============         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Hispanic Express, Inc. and its subsidiaries (the "Company" which may be referred to as "we" or "us," when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business-- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Financial Trends

Portfolios

     In the fourth quarter of 2000, certain of our loan locations were negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and deteriorating economic conditions our delinquencies increased in 2001 and through the first eight months of 2001, and in response, we tightened our credit guidelines and implemented a program to reduce customer credit limits in our receivable portfolios. As a result of high delinquency levels in 2001, we made a decision in September 2001 to temporarily curtail our small loan business and in January 2002 we temporarily suspended the financing of travel tickets. The Company will evaluate to reactivate these business activities in the Fall of 2002. As a result of these policies and decisions, our overall portfolio of net finance receivables has declined from $32.3 million at March 31, 2001 to $7.5 million and $2.9 million at December 31, 2001 and March 31, 2002, respectively. The decline in the balance of our receivable portfolios has resulted in a declining level of interest income earned as shown under "Financial Trends."

     The following sets forth certain information relating to our portfolios for the periods indicated:

                                                       Small Loan Portfolio
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------   -------------

Gross receivable (at end of period)                  $ 4,095,000    $32,231,000
Deferred administrative fees, ATM fees and
    insurance revenues (at end of period)                 11,000      1,097,000
                                                     -----------    ------------
Net carrying value (at end of period)                $ 4,084,000    $31,134,000
                                                     ===========    ============
Average net receivable (1)                           $ 6,277,000    $37,745,000
Number of contracts (at end of period)                    17,700         61,500
Average net contract balance (at end of period)      $       354    $       524

Total interest income (2)                            $   387,000    $ 2,386,000

Late charge and extension fee income                     200,000        408,000

Provision for credit loss as a percentage of
     average net receivable (3)                             --             22.4%
Net write-offs                                       $   265,000    $ 1,725,000
Net write-offs as a percentage of average net
    receivable (3)                                           4.2%          18.3%

Average interest rate on average net
    receivable (3)                                          24.7%          25.3%




(1) Average net receivable is defined as the average gross receivables, less deferred administrative fees, ATM fees and insurance revenues.

(2) Amounts represent interest on the small loan portfolio, excluding administrative and membership fees, late and other fees included in other income in the condensed consolidated statements of income appearing elsewhere herein.

(3) Percentages for the three months ended March 31, 2002 and 2001 are annualized.



                                                      Travel Finance Portfolio
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                    -------------   ------------

Net receivable (at end of period)                      $  781,000    $3,496,000
                                                    =============   ============
Average net receivable                                 $1,239,000    $3,995,000

Number of contracts (at end of period)                      3,410        11,500
Average net contract balance (at end of period)        $      229    $      304

Total interest income                                  $   83,000    $  281,000
Late charge and extension fee income                       19,000        42,000

Provision for credit losses                            $     --      $  103,000
Provision for credit loss as a percentage of
    average net receivable (1)                               --            10.3%
Net write-offs                                         $   20,000    $   88,000
Net write-offs as a percentage of average
    net receivable (1)                                        6.5%          8.8%

Average interest rate on average net
    receivable (1)                                           26.8%         28.1%



(1) Percentages for the three months ended March 31, 2002 and 2001 are annualized.

Credit Quality

     The provision for credit losses in our small loan and travel portfolios are made following the origination of loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogenous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. We accrue interest up to the time we charge off an account. In the fourth quarter of 2000, our loan business was negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and a deteriorating economic climate, our delinquencies have increased in ensuing periods and in response we tightened our credit guidelines and reduced customer credit lines.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Our management's periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions.

     For information concerning our provisions for credit losses and charge-offs experienced in our small loan and travel portfolios, see "Financial Trends - Portfolios" above.


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

                                                      Finance Receivables (1)
                                                    Three Months Ended March 31,
                                                 -------------------------------
                                                      2002             2001
                                                 -------------    --------------
Past due accounts 31 days or more
  (gross receivable)                              $     400,000   $     466,000


Accounts with payments 31 days or
    More past due as a percentage of end
    of period gross receivables                             8.2%            1.3%

Allowance for credit losses                      $    1,958,000  $    2,016,000

Allowance for credit losses as a percentage
    of net receivables                                     40.2%            5.6%


(1) Includes receivables in our small loan and travel finance portfolios.

     The accounts with payments 31 days or more past due as a percentage of end of period gross receivables have increased to 8.2% at March 31, 2002 from 1.3% at March 31, 2001. The increase in the percentage of accounts with payments 31 days or more past due as a percentage of end of period gross receivables is primarily due to increases in delinquencies during 2001 and 2002. We believe the increase in delinquencies were a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace and a deteriorating economic climate in the market we serve. Delinquency and write-off trends also increased in 2001 and 2002 as the result of; (1) the Company's decision to tighten credit guidelines in 2001; (2) the Company temporarily suspending making unsecured small loans in September 2001; and (3) the Company temporarily suspending the financing of travel tickets in January 2002. The Company will evaluate to reactivate these business activities in the Fall of 2002. In response to our decision to curtail making loans in 2001 and concerns we had about the impact of this decision on delinquent trends, we provided an additional allowance for credit losses during the twelve months ended December 31, 2001. The Company's management believes the allowance for credit losses of $1,958,000 or 40.2% of net receivables at March 31, 2002 is sufficient to cover losses inherent in the Small Loan and Travel Finance Portfolios until a decision is made whether or not to reactivate these business activities.

     The following tables summarize the results of operations of the Company for the three months ended March 31, 2002 and 2001:

                                                          Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                         2002           2001
                                                    -----------    -------------
Revenues
Interest income
  Small loan portfolio                               $   387,000    $ 2,386,000
  Travel finance portfolio                                83,000        281,000
                                                     -----------    ------------
Total interest income                                    470,000      2,667,000
Travel services, net                                   2,350,000      2,866,000
Other income                                             571,000      2,256,000
                                                     -----------    ------------
Total revenues                                         3,391,000      7,789,000
                                                     -----------    ------------

Costs and Expenses
Operating expenses                                     3,417,000      4,820,000
Provision for credit losses                                 --        2,216,000
Interest expense                                            --          372,000
                                                     -----------    ------------
Total costs and expenses                               3,561,000      7,877,000
                                                     -----------    ------------
Loss from operations                                    (170,000)       (88,000)

Other Income
Other income, net                                         88,000           --
Gain on sale of property                                    --          179,000
                                                     -----------    ------------
Income (loss) before provision for income taxes
   and cumulative effect of accounting change            (82,000)        91,000
Provision for income taxes                                  --           36,000
                                                     -----------    ------------
Income (loss) before cumulative effect of
    accounting change                                    (82,000)        55,000
Cumulative effect of accounting change                (8,035,000)          --
                                                     ------------   ------------
Net income (loss)                                    $(8,117,000)   $    55,000
                                                     ============   ============

Three Months Ended March 31, 2002 Compared With The Results of Operations For The Three Months Ended March 31, 2001

     Total revenues in the three months ended March 31, 2002 decreased to $3.4 million from $7.8 million in the three months ended March 31, 2001, a decrease of $4.4 million or 56.5%.

     Total interest income for the three months ended March 31, 2002 decreased to $0.5 million from $2.7 million in the three months ended March 31, 2001, a decrease of $2.2 million or 82.4%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $6.3 million for the three months ended March 31, 2002 compared to the average balance of $37.7 million for the three months ended March 31, 2001, reflecting the affect of our tightened credit guidelines and our suspension of making small loans in September of 2001. In January 2002, the Company temporarily suspending the financing of travel tickets. The Company will evaluate to reactivate these business activities in the Fall of 2002.

     Revenues earned on the sales of travel services decreased to $2.4 million for the three months ended March 31, 2002 compared to $2.9 million in the three months ended March 31, 2001, a decrease of $0.5 million or 18.0%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2002 and a slowdown in airline traffic as a result of the terrorist attack on September 11, 2001, and deteriorating economic conditions.

     Other income for the three months ended March 31, 2002 decreased to $0.6 million from $2.3 million in the three months ended March 31, 2001, a decrease of $1.7 million or 74.7%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.7 million, a decrease of $0.2 million of late charge income, and a decrease of $0.2 million in check cashing fees.

     The decrease in income from our Efectiva membership and administrative fees and late charge income was primarily due to a decrease in the average balance of the small loan portfolio in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The average interest rate earned on the small loan portfolio was 24.7% for the three months ended March 31, 2002 compared to 25.3% in the three months ended March 31, 2001. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the three months ended March 31, 2002 as compared to the same period in 2001.

     Operating expenses for the three months ended March 31, 2002 decreased to $3.4 million from $4.8 million in the three months ended March 31, 2001, a decrease of $1.4 million or 29.1%. The decrease was primarily attributable to a decrease of $0.8 million in credit and collection costs and corporate overhead expenses, a decrease of $0.5 million in expenses related to the travel operations and a decrease of $0.1 million in insurance claims expenses.

     There was no provision for credit losses in the three months ended March 31, 2002 compared to a provision for credit losses of $2.2 million in the three months ended March 31, 2001, a decrease of $2.2 million. This decrease was primarily attributable to the Company's decision in September 2001 to temporarily curtail our small loan business and in January 2002 to temporarily suspend the financing of travel tickets. In response to these decisions and concerns we had about the impact this would have on delinquency trends, we provided an additional allowance for credit losses in 2001. The Company's management believes the allowance for credit losses at March 31, 2002 is sufficient to cover losses inherent in the Small Loan and Travel Finance
Portfolios until a decision is made in the Fall of 2002 whether or not to reactivate these business activities.

     There was no interest expense for the three months ended March 31, 2002 compared to interest expense of $0.4 million in the three months ended March 31, 2001. This decrease is primarily due to the Company's repayment of notes payable in 2001.

     Depreciation and amortization for the three months ended March 31, 2002 decreased to $0.1 million from $0.5 million in the three months ended March 31, 2001, a decrease of $0.4 million or 69.3%. The decrease was primarily the result of increased amortization of deferred loan costs due to the Company's decision to decrease the commitment under the line of credit in the three months ended March 31, 2001 and the implementation of SFAS 142 in the first quarter of 2002. There was no amortization of deferred loan fees in the three months ended March 31, 2002 due to the termination of the line of credit on September 30, 2001 compared to $150,000 amortization in the three months ended March 31, 2001. SFAS 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. The adoption of SFAS 142 required the Company to stop amortizing goodwill resulted in a decrease in amortization of goodwill of $116,000 in the three months ended March 31, 2002.

     Loss from operations increased to $0.2 million in the three months ended March 31, 2002 from $0.1 million in the three months ended March 31, 2001 as a result of the foregoing factors.

     Gain on sale of property in the amount of $0.2 million in the three months ended March 31 2001 resulted from the sale of the property of one of the Company's check cashing locations.

     Net loss was $8.1 million in the three months ended March 31, 2002 compared to net income of $0.1 million in the three months ended March 31, 2001. In 2002, the Company recorded a one-time, noncash charge upon the adoption of SFAS 142 in the amount of $8.0 million to reduce the carrying value of its goodwill. The charge is comprised of $7.6 million related to goodwill associated with our travel operations and $0.4 million of goodwill associated with our check cashing operations.


Liquidity and Capital Resources

     We have historically financed our operations primarily through cash flow generated from operations and borrowings under our notes payable. During 2001, as a result of the deteriorating economic climate the Company continued to tightened its credit guidelines, which as a consequence has resulted in a continued contraction in our receivable portfolios. The contraction in the receivable portfolios generated funds that were used to pay off the Company's line of credit with Union Bank of California in April 2001 and note payable to Banner Central Finance on September 30, 2001. The Company terminated its line of credit with Union Bank of California on September 7, 2001. The Company has cash and short-term investments of $25.9 million at March 31, 2002. These cash balances and cash flows generated from operations and contraction of our receivable portfolios will be used to finance our operations and to fund future investments which the Company may make.

     Net cash used in operations was $0.1 million for the three months ended March 31, 2002 compared to net cash provided from operations of $3.6 million for the three months ended March 31, 2001. In each of these periods, the source of cash primarily consisted of net operating income after non-cash items. Non-cash items included cumulative effect of accounting change, depreciation and amortization, gain on sale of property and provision for credit losses. Other items affecting cash flows from operating activities in the periods included cash flows from increases (decreases) in prepaid expenses and other assets, income taxes receivable, accrued expenses and other current liabilities, and accounts payable to related party.

     Net cash used by investing activities was $4.5 million in the three months ended March 31, 2002 compared to net cash provided by investing activities of $9.8 million for the three months ended March 31, 2001. In 2002, net cash used by investing activities included $9.0 million of cash used to purchase short-term investments. Net cash provided by and used in investing activities in each of the periods consisted of installment contracts and other contract receivables collected and capital expenditures. The decrease in our finance portfolios generated net cash flow of $4.6 million and $8.9 million in the three months ended March 31, 2002 and 2001, respectively.

     Net cash used in financing activities totaled $0.1 million and $13.2 million in the three months ended March 31, 2002 and 2001, respectively. Net cash used in financing activities consisted of repayment of capital lease obligation of $0.1 million in 2002 and repayment of notes payable of $13.2 million in 2001

     Based on our current business plan, we expect our existing capital resources will adequately satisfy our long-term working capital. Our capital resources will be further enhanced as we continue to contract our small loans and travel receivables portfolios.

     See Item 1. " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Restrictions Imposed by the Line of Credit," and Item 1. " - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price - Need for Senior Credit Facility" of Form 10-K for the year ended December 31, 2001.

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

     We are not currently exposed to interest rate risk in the form of variable interest rates since the Company does not currently have any debts or notes payable with variable interest rates. However, if the Company were to obtain financing in the future the Company may be exposed to interest rate risk depending on the terms and conditions of the financing agreements.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                None


         (b)  Reports on Form 8-K

               None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HISPANIC EXPRESS, INC.


May 14, 2002                                /s/ Gary M Cypres
                                           ------------------------------------
                                            Gary M.Cypres
                                            Chairman of the Board, Chief
                                            Executive Officer and President

May 14, 2002                                /s/  Howard Weitzman
                                           ------------------------------------
                                           Howard Weitzman
                                           Vice President and Chief Financial
                                           Officer