Form 10-Q
period 2002-06-30
HISPANIC EXPRESS INC
filed 2002-08-16
CIK 1125631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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




                               1900 S. Main Street
                          Los Angeles, California 90054
               (Address of principal executive offices) (Zip Code)



       Registrant's telephone number, including area code: (213) 763-4859


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

Number of shares outstanding of the Registrant's Common Stock, as of August 16, 2002: 7,313,590



                             HISPANIC EXPRESS, INC.

                                    FORM 10-Q


                                      INDEX

                                                                        Page No.
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets at June 30, 2002
         and December 31, 2001................. ............................. 3

         Condensed Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2002 and 2001 ............................ 4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2002 and 2001............................. 5

         Notes to Condensed Consolidated Financial Statements................ 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........23

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................24

Signatures...................................................................25


  PART 1.  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                     June 30,      December 31,
                                                      2002             2001
                                                   -----------     ------------
ASSETS
Cash and cash equivalents                          $ 12,240,000    $ 11,521,000
Short-term investments                               10,660,000       9,794,000
Restricted cash                                         300,000         230,000
Finance receivables, net                              1,050,000       7,548,000
Prepaid expenses and other current assets               619,000         559,000
Deferred income taxes                                 1,678,000       1,819,000
Income taxes receivable                                   9,000          33,000
Property and equipment, net                           5,302,000       5,966,000
Goodwill, net                                              --         8,035,000
Other assets, net                                       102,000         148,000
                                                   ------------    ------------
TOTAL ASSETS                                       $ 31,960,000    $ 45,653,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities     $  9,503,000    $  7,002,000
Capital lease obligation                                178,000         228,000
Accounts payable to related parties                     432,000       1,091,000
                                                   ------------    ------------
TOTAL LIABILITIES                                    10,113,000       8,321,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 10,000,000
  shares authorized, 7,503,600 and 7,166,000
  shares issued at June 30, 2002 and
  December 31, 2001, respectively                        75,000          72,000
Additional paid-in capital                           27,994,000      27,481,000
Retained earnings                                     2,182,000       9,998,000
Treasury stock, 190,010 shares at cost                 (219,000)       (219,000)
Stockholder loan receivable                          (8,185,000)            --
                                                   ------------    ------------
Total stockholders' equity                           21,847,000      37,332,000
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 31,960,000    $ 45,653,000
                                                   ============    ============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                              --------------------------     ---------------------------
                                                  2002            2001            2002           2001
                                              -----------    -----------     ------------    -----------
Revenues
Interest income
  Small loan portfolio                       $    173,000    $  1,712,000    $    560,000    $  4,098,000
  Travel finance portfolio                         34,000         243,000         117,000         524,000
                                             ------------    ------------    ------------    ------------
Total interest income                             207,000       1,955,000         677,000       4,622,000
Travel services, net                            3,220,000       3,441,000       5,570,000       6,307,000
Other income                                      267,000       1,524,000         838,000       3,780,000
                                             ------------    ------------    ------------    ------------
Total revenues                                  3,694,000       6,920,000       7,085,000      14,709,000
                                             ------------    ------------    ------------    ------------

Costs and Expenses
Operating expenses                              3,246,000       4,461,000       6,663,000       9,281,000
Provision for (reversal of) credit losses        (674,000)      1,945,000        (674,000)      4,161,000
Impairment of assets                              635,000            --           635,000            --
Interest expense                                     --           122,000            --           494,000
Depreciation and amortization                     143,000         457,000         287,000         926,000
                                              -----------    ------------    ------------    ------------
Total costs and expenses                        3,350,000       6,985,000       6,911,000      14,862,000
                                              -----------    ------------    ------------    ------------
Income (loss) from operations                     344,000         (65,000)        174,000        (153,000)

Other Income
Interest income                                   103,000            --           191,000            --
Gain on sale of property                             --              --              --           179,000
                                              -----------    ------------    ------------    ------------
Income (loss) before provision for income
  taxes and cumulative effect of
  accounting change                               447,000         (65,000)        365,000          26,000
Provision (benefit) for income taxes              146,000         (26,000)        146,000          10,000
                                              -----------    ------------    ------------    ------------
Income (loss) before cumulative effect of
  accounting change                               301,000         (39,000)        219,000          16,000
Cumulative effect of accounting change               --              --        (8,035,000)           --
                                             ------------    ------------    ------------    ------------
Net income (loss)                            $    301,000    $    (39,000)   $ (7,816,000)   $     16,000
                                             ============    ============    ============    ============

Basic and diluted net income (loss) per
  common  share before cumulative effect
  of accounting change                       $       0.04    $      (0.01)   $      0.03     $       0.00
Cumulative effect of accounting change               --             --             (1.14)           --
                                             ------------    ------------    ------------    ------------
Basic and diluted net income (loss) per
  common share                               $       0.04    $      (0.01)   $      (1.11)   $       0.00
                                             ============    ============    ============    ============


Average basic and diluted common shares         7,080,000       7,166,000       7,028,000       7,166,000



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2002           2001
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $  (7,816,000)   $     16,000
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Cumulative effect of accounting change                    8,035,000            --
  Gain on sale of property                                       --          (179,000)
  Impairment of assets                                        635,000            --
  Depreciation and amortization                               287,000         926,000
  Provision for (reversal of) credit losses                  (375,000)      4,161,000
  Deferred income taxes                                       141,000            --
  Changes in assets and liabilities:
     Restricted cash                                          (70,000)           --
     Prepaid expenses and other current assets                (60,000)        (86,000)
     Income taxes receivable                                   24,000       1,167,000
     Other assets                                                --           (32,000)
     Accrued expenses and other current liabilities         2,432,000       1,307,000
     Accounts payable to related parties                     (641,000)       (241,000)
                                                         ------------    ------------
Net cash provided by operating activities                   2,592,000       7,039,000
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables collected, net of recoveries            6,873,000      17,437,000
Increase in short-term investments                           (866,000)           --
Proceeds from sale of property                                   --           892,000
Capital expenditures                                         (161,000)       (224,000)
                                                         ------------    ------------
Net cash provided by investing activities                   5,846,000      18,105,000
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                       --       (19,488,000)
Stockholder loan receivable                                (8,185,000)           --
Repayment of capital lease obligation                         (50,000)        (16,000)
Proceeds from exercise of stock options                       516,000            --
                                                         ------------   -------------
Net cash used by financing activities                      (7,719,000)    (19,504,000)
                                                         ------------   -------------
NET INCREASE IN CASH                                          719,000       5,640,000
CASH, BEGINNING OF PERIOD                                  11,521,000       4,528,000
                                                         ------------   -------------
CASH, END OF PERIOD                                      $ 12,240,000   $  10,168,000
                                                         ============   =============
CASH PAID DURING THE YEAR FOR:
  INTEREST                                               $      5,000   $     512,000
  INCOME TAXES                                                   --            54,000


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation and Nature of Operations

     Basis of Presentation - The condensed consolidated financial statements of Hispanic Express, Inc. ("Hispanic Express" or the "Company") are unaudited. In the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Nature of Operations - The Company (i) provides unsecured small loans to its customers; (ii) provides travel services; (iii) originates and services consumer finance receivables generated by the Company's customers for the purchase of travel services sold by the Company; (iv) provides check cashing and money transfer services; and (v) provides insurance products. In September 2001, the Company temporarily suspended making unsecured small loans and in January 2002, the Company temporarily suspended the financing of travel tickets. In July 2002, the Company reinstated the financing of travel tickets at one of its travel stores. The Company will evaluate the reactivation of the small loan business in the Fall of 2002. The majority of the Company's business is focused in Southern California and the Company experiences the highest demand for its financial products and services between October and December and the second and fourth quarter for its travel services.

     The Company recorded a charge for the impairment of assets of $635,000 in the three and six months ended June 30, 2002 based on an analysis of undiscounted cash flows in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets". The charge was comprised of $400,000 due to a decline in value of a building owned by the Company as a result of its change in use and a write-off of $235,000 of assets related to the Company's small loan and check cashing operations

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company believes that the adoption of SFAS No. 145 will not have a material impact to the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when incurred as opposed to an entity's commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS No. 146 will not have a material impact to the Company's consolidated financial statements. On February 9, 2001, the Company closed one of its finance centers and sold the property for approximately $892,000. This resulted in a gain from the sale of property of approximately $179,000 and is included in the condensed consolidated statements of income.

2.       Accounting Change

     In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a non-cash charge of approximately $8,035,000 to reduce the carrying value of its goodwill. The charge is comprised of $7,636,000 related to goodwill associated with our travel operations and $399,000 of goodwill associated with our check cashing operations. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of income. In calculating the impairment charge, the fair value of the impaired reporting units were estimated using a market valuation model. In assessing the impairment of goodwill, management considered the negative impact on the Company's operating units caused by a slowdown in airline traffic as a result of the terrorist attacks on September 11, 2001 and the deteriorating economic conditions. There was no tax benefit recorded related to the write-off of goodwill, because in the Company's judgment it was more likely than not that the Company would not be able to utilize this additional future tax loss benefit given the difficult economic and strategic climate the Company has been operating in and the poor profit outlook for its businesses.

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:


                                                           Consumer
                                           Travel           Finance
                                           Segment          Segment        Total
                                         -----------    ------------   -----------
Balance, January 1, 2002                 $ 7,636,000    $   399,000    $ 8,035,000
Cumulative effect of accounting change    (7,636,000)      (399,000)    (8,035,000)
                                         -----------    ------------   -----------
Balance, June 30, 2002                   $      --      $      --      $      --
                                         ===========    ============   ===========



     The following table reconciles reported net income in 2001 to adjusted net income which excludes the effect of amortization expense, net of tax:

Net loss for the three months ended June 30, 2001, as reported         $(39,000)
Adjustment for goodwill amortization, net of tax                         70,000
                                                                       --------
Net income for the three months ended June 30, 2001, as adjusted       $ 31,000
                                                                       ========

Basic and diluted net loss per common share for the
  three months ended June 30, 2001, as reported                        $  (0.01)
Adjustment for goodwill amortization, net of tax                           0.01
                                                                       --------
Basic and diluted net income per common share for the
  three months ended June 30, 2001, as adjusted                        $   0.00
                                                                       ========




Net income for the six months ended June 30, 2001, as reported       $    16,000
Adjustment for goodwill amortization, net of tax                         139,000
                                                                     -----------
Net income for the six months ended June 30, 2001, as adjusted       $   155,000
                                                                     ===========
Basic and diluted net income per common share for the
  six months ended June 30, 2001, as reported                        $      0.00
Adjustment for goodwill amortization, net of tax                            0.02
                                                                     -----------
Basic and diluted net income per common share for the
  six months ended June 30, 2001, as adjusted                        $      0.02
                                                                     ===========

3.  Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income
(loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted net income (loss) per share by application of the treasury stock method. Options to purchase 292,400 shares of common stock that were outstanding at June 30, 2002, were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2002 because the effect would be antidilutive. At June 30, 2001, the exercise price of options to purchase shares of common stock was greater than the average market price of the Company's common stock during this period and, therefore, the effect would be antidilutive. Basic and diluted net income per share for the three and six months ended June 30, 2001 is based on the number of shares of common stock issued by the Company pursuant to the Plan and are assumed to be outstanding as of January 1, 2001.

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Certain Consolidated Financial Statement Details

Finance Receivables
                                                         June 30,   December 31,
                                                           2002         2001
                                                        ----------  ------------
Gross finance receivables:
Small loan portfolio                                    $1,849,000    $8,121,000
Travel finance portfolio                                   263,000     1,714,000
                                                        ----------    ----------
                                                         2,112,000     9,835,000
                                                        ----------    ----------
Less:
Allowance for credit losses                              1,062,000     2,243,000
Deferred administrative, Efectiva membership
    and transaction fees and insurance revenues               --          44,000
                                                        ----------    ----------
                                                         1,062,000     2,287,000
                                                        ----------    ----------
Finance receivables, net                                $1,050,000    $7,548,000
                                                        ==========    ==========


     Customers are required to make monthly payments on the Company's receivable contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

                                                      June 30,      December 31,
                                                        2002            2001
                                                     ---------      ------------


Small loan portfolio:
    Past due 31 days plus                             $176,000        $687,000
                                                      ========        ========

Travel finance portfolio:
    Past due 31 days plus                             $ 12,000        $ 44,000
                                                      ========        ========


     The allowance for credit losses includes the following:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Allowance for credit losses, beginning
    of the period                                   $ 1,958,000     $ 2,016,000
Provision for (reversal of) credit losses              (674,000)      1,945,000
Charge-offs, net of recoveries                         (222,000)     (1,915,000)
                                                    -----------     -----------
Allowance for credit losses, end of period          $ 1,062,000     $ 2,046,000
                                                    ===========     ===========



                                                      Six Months Ended June 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Allowance for credit losses, beginning
    of the year                                     $ 2,243,000     $ 1,613,000
Provision for (reversal of) credit losses              (674,000)      4,161,000
Charge-offs, net of recoveries                         (507,000)     (3,728,000)
                                                    -----------     -----------
Allowance for credit losses, end of period          $ 1,062,000     $ 2,046,000
                                                    ===========     ===========

                     HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The allowance for credit losses is increased by charges to income and decreased by charge-offs, net of recoveries. As a result of the decline in finance receivables in 2002, the Company reversed $375,000 of allowance for credit losses in order to adjust net finance receivables to estimated realizable value in the three and six months ended June 30, 2002. Recoveries of bad debts previously written-off which totaled $299,000 is included in provision for (reversal of) credit losses in the three and six months ended June 30, 2002.

Property and Equipment

                                                      June 30,      December 31,
                                                        2002             2001
                                                     ----------     ------------
Land                                                 $1,568,000       $1,568,000
Buildings and improvements                            3,403,000        3,768,000
Furniture, equipment and software                     1,203,000        1,572,000
Equipment under capital lease                           309,000          309,000
                                                     ----------       ----------
                                                      6,483,000        7,217,000
Less: Accumulated depreciation and amortization       1,181,000        1,251,000
                                                     ----------       ----------
                                                     $5,302,000       $5,966,000
                                                     ==========       ==========

Other Assets
                                                       June 30,     December 31,
                                                         2002            2001
                                                      ---------     ------------
Non-compete agreements                                 $408,000         $408,000
Other                                                     3,000            3,000
                                                       --------         --------
                                                        411,000          411,000
Less: Accumulated amortization                          309,000          263,000
                                                       --------         --------
                                                       $102,000         $148,000
                                                       ========         ========

     Estimated future amortization expense for the years ending December 31, 2002 through December 31, 2004 is $87,000, $50,000 and $11,000, respectively.

Accrued Expenses and Other Current Liabilities
                                                      June 30,      December 31,
                                                        2002              2001
                                                     ----------     ------------
Accounts payable                                     $4,507,000       $2,433,000
Accrued expenses and other current liabilities        3,101,000        2,813,000
Accrued payroll and related                           1,895,000        1,756,000
                                                     ----------       ----------
                                                     $9,503,000       $7,002,000
                                                     ==========       ==========


Other Income
                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2002             2001
                                                     ----------       ----------
Membership and administrative fees                   $   10,000       $  601,000
Late charges                                            117,000          473,000
Insurance products                                       60,000          232,000
Check cashing fees and other                             80,000          218,000
                                                     ----------       ----------
                                                     $  267,000       $1,524,000
                                                     ==========       ==========

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       Six Months Ended June 30,
                                                     ---------------------------
                                                         2002            2001
                                                     ----------       ----------
Membership and administrative fees                   $   42,000       $1,338,000
Late charges                                            336,000          923,000
Insurance products                                      252,000          945,000
Check cashing fees and other                            208,000          574,000
                                                     ----------       ----------
                                                     $  838,000       $3,780,000
                                                     ==========       ==========

5.  Notes Payable and Capital Lease Obligation


     On August 11, 2000, Central Consumer Finance Company ("Central Consumer"), a wholly owned subsidiary of the Company entered into a new credit agreement with several banks and Union Bank of California, N.A. as Agent (the "Union Bank Line of Credit") that provided for the issuance of notes up to $35,000,000, as amended. Borrowings under the credit facility bore interest at a weighted average rate of 7.8% for the six months ended June 30, 2001. The Union Bank Line of Credit was repaid on April 23, 2001, and the Company terminated the credit facility on September 7, 2001.

     At June 30, 2001, the Company had a note payable to Banner Central Finance, a related party, in the amount of $5,325,000 which bore interest at the prime rate (6.75% at June 30, 2001). The note payable was paid on September 30, 2001.

     The Company entered into a capital lease in the amount of $309,000 for computer equipment in 2001. The capital lease requires payments of $10,000 per month until maturity in February 2004. The present value of future payments at 5.6% was $178,000 and $228,000 at June 30, 2002 and December 31, 2001,
respectively.

6.  Related Party Transactions

     In connection with its formation, the Company, Central Financial and Banner Central Finance entered into certain agreements; including, the Operating
Agreement   and  the  Tax  Sharing   Agreement,   for  defining   their  ongoing
relationships.

     The Operating Agreement provides, among other things, that the Company and its subsidiaries are obligated to provide to Banner Central Finance, and Banner Central Finance is obligated to utilize, certain services, including receivable servicing and collection and payment processing, accounting, management information systems and employee benefits. The Operating Agreement also provides for the Company to guarantee up to $4,000,000 of bank or similar financing of Banner Central Finance, pursuant to certain conditions. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Central Financial to Banner Central Finance, or to the extent that other costs are incurred by the Company or its subsidiaries that directly relate to Banner Central Finance, Banner Central Finance is obligated to pay the Company and its subsidiaries the actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company or Banner Central Finance upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner Central Finance totaled $528,000 and $962,000 for the three and six months ended June 30, 2002, respectively, and $504,000 and $1,029,000 for the three and six months ended June 30, 2001, respectively.

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

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In connection with the adoption of the Plan, the Company entered into a lease with BCE Properties II, Inc., a subsidiary of Banner Central Finance, for its executive and administrative offices. The lease is for a period of 15 years with annual rent of $300,000 per year subject to CPI increases. Rent expense for this lease was $150,000 in the six months ended June 30, 2002 and 2001.
Additionally, the Company entered into a 15 year agreement to lease approximately 30,000 square feet of retail space to BanCen, Inc., a subsidiary of Banner Central Finance Company, with annual rent of $200,000 per year subject to CPI increases. Rental income in connection with this lease was $100,000 for the six months ended June 30, 2002 and 2001.

     At June 30, 2002 and December 31, 2001, the Company had amounts payable to Banner Central Finance in the amount of $415,000 and $997,000, respectively, which is included to accounts payable to related parties.

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

     On June 10, 2002, the Chairman of the Board of Directors and President of the Company (the "Chairman") elected to participate in the Program and pledged 4,251,711 common shares he owns as collateral for a loan which is included as a reduction of stockholders' equity. The loan accrues interest at the prime rate (4.75% at June 30, 2002) and is payable monthly. At June 30, 2002, no other stockholders have elected to participate in the Program and approximately $5,837,000 remains available for other stockholders to participate in the Program. In July 2002, the Chairman pledged an additional 106,250 common shares as collateral for a loan in the amount of $221,200.

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

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

     The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies in the Company's 2001 Form 10-K. Information about these segments are summarized as follows:

Revenues
                                                     Three Months Ended June 30,
                                                   -----------------------------
                                                      2002               2001
                                                  ----------        ------------
Consumer Finance Business                          $  474,000         $3,479,000
Travel Business                                     3,220,000          3,441,000
Corporate                                                --                 --
                                                   ----------         ----------
Total revenues                                     $3,694,000         $6,920,000
                                                   ==========         ==========

                                                     Six Months Ended June 30,
                                                 -------------------------------
                                                     2002               2001
                                                 -----------         -----------
Consumer Finance Business                        $ 1,515,000         $ 8,402,000
Travel Business                                    5,570,000           6,307,000
Corporate                                               --                  --
                                                 -----------         -----------
Total revenues                                   $ 7,085,000         $14,709,000
                                                 ===========         ===========


Income (Loss) From Operations
                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                      2002               2001
                                                   --------           ----------
Consumer Finance Business                          $ 491,000          $ 327,000
Travel Business                                      566,000            381,000
Corporate                                           (713,000)          (773,000)
                                                   ---------          ----------
Total income (loss) from operations                $ 344,000          $ (65,000)
                                                   =========          ==========

                    HISPANIC EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      Six Months Ended June 30,
                                                  ------------------------------
                                                      2002              2001
                                                  -----------       ------------
Consumer Finance Business                         $ 1,030,000       $ 1,361,000
Travel Business                                       528,000           269,000
Corporate                                          (1,384,000)       (1,783,000)
                                                  -----------       ------------
Total income (loss) from operations               $   174,000       $  (153,000)
                                                  ===========       ============


Total Assets                                       June 30,         December 31,
                                                     2002               2001
                                                 -----------        ------------
Consumer Finance Business                        $ 3,861,000         $23,850,000
Travel Business                                    8,961,000          12,098,000
Corporate                                         19,138,000           9,705,000
                                                 -----------         -----------
Total assets                                     $31,960,000         $45,653,000
                                                 ===========         ===========

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

Financial Trends

Portfolios

     In the fourth quarter of 2000, certain of our loan locations were negatively impacted by a bus strike in the Los Angeles area which lasted approximately five weeks. As a result of the bus strike and deteriorating economic conditions our delinquencies increased in 2000 and through the first eight months of 2001, and in response, we tightened our credit guidelines and implemented a program to reduce customer credit limits in our receivable portfolios. As a result of high delinquency levels in 2001, we made a decision in September 2001 to temporarily curtail our small loan business and in January 2002 we temporarily suspended the financing of travel tickets. In July 2002, the Company reinstated the financing of travel tickets at one of its travel stores. The Company will evaluate the reactivation of the small loan business in the Fall of 2002. As a result of these policies and decisions, our overall portfolio of net finance receivables has declined from $24.1 million at June 30, 2001 to $9.8 million and $2.1 million at December 31, 2001 and June 30, 2002, respectively. The decline in the balance of our receivable portfolios has resulted in a declining level of interest income earned as shown under "Financial Trends."

     The following sets forth certain information relating to our portfolios for the periods indicated:

                                                                    Small Loan Portfolio
                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                   ---------------------------  --------------------------
                                                     2002           2001            2002           2001
                                                   ---------     -----------    -----------    -----------

Gross receivable (at end of period)               $ 1,849,000    $21,514,000    $ 1,849,000    $21,514,000
Deferred administrative fees, ATM fees and
    insurance revenues (at end of period)                --          600,000           --          600,000
                                                  -----------    -----------    -----------    -----------
Net carrying value (at end of period)             $ 1,849,000    $20,914,000    $ 1,849,000    $20,914,000
                                                  ===========    ===========    ===========    ===========
Average net receivable (1)                        $ 2,923,000    $28,205,000    $ 4,646,000    $33,365,000
Number of contracts (at end of period)                  9,248         49,663          9,248         49,663
Average net contract balance (at end of period)   $       354    $       433    $       354    $       433

Total interest income (2)                         $   173,000    $ 1,712,000    $   560,000    $ 4,098,000
Total administrative and membership fee income         10,000        601,000         42,000      1,338,000
Late charge and extension fee income                  107,000        441,000        307,000        849,000

Provision for credit losses                       $      --      $ 1,876,000    $      --      $ 3,989,000
Provision for credit loss as a percentage of
    average net receivable (3)                           --             26.6%          --             23.9%
Net write-offs                                    $   488,000    $ 1,851,000    $   753,000    $ 3,576,000
Net write-offs as a percentage of average net
    receivable (3)                                       66.8%          26.3%          32.4%          21.4%

Average interest rate on average net
    receivable (3)                                       23.7%          24.3%          24.1%          24.6%




(1)  Average net  receivable is defined as the average gross  receivables,  less
     deferred   administrative   fees,   ATM   fees   and   insurance   revenues

(2) Amounts represent interest on the small loan portfolio, excluding administrative and membership fees, late and other fees included in other income in the condensed consolidated statements of income appearing elsewhere herein.

(3) Percentages for the three and six months ended June 30, 2002 and 2001 are annualized.



                                                                 Travel Finance Portfolio
                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                  ---------------------------   -------------------------
                                                     2002             2001           2002          2001
                                                  ----------      -----------    ----------    ----------

Net receivable (at end of period)                 $  263,000      $3,235,000     $  263,000    $3,235,000
                                                  ==========      ==========     ==========    ==========
Average net receivable                            $  502,000      $3,437,000     $  885,000    $3,995,000
Number of contracts (at end of period)                 1,569          11,409          1,569        11,409
Average net contract balance (at end of period)   $      168      $      283     $      168    $      283

Total interest income                             $   34,000      $  243,000     $  117,000    $  524,000
Late charge and extension fee income                  10,000          32,000         29,000        74,000

Provision for credit losses                       $     --        $   69,000     $     --      $  172,000
Provision for credit loss as a percentage of
    average net receivable (1)                          --               8.0%          --             8.6%

Net write-offs                                    $   33,000      $   64,000     $   53,000    $  152,000
Net write-offs as a percentage of average
    net receivable (1)                                  26.3%            7.5%          12.0%          7.6%

Average interest rate on average net
    receivable (1)                                      27.1%           28.3%          26.4%         26.2%



(1) Percentages for the three and six months ended June 30, 2002 and 2001 are annualized.

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

     The allowance for credit losses is increased by charges to income and decreased by charge-offs, net of recoveries. As a result of the decline in finance receivables in 2002, the Company did not have any provision for credit losses in the three and six months ended June 30, 2002. The Company reversed $375,000 of allowance for credit losses in order to adjust net finance receivables to estimated realizable value and had recoveries of bad debts previously written-off which totaled $299,000 in the three months ended June 30, 2002. Our management's periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions.

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


                                                    Finance Receivables (1)
                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                      2002             2001
                                                  ----------       ----------
Past due accounts 31 days or more
  (gross receivable)                              $  187,000       $  660,000

Accounts with payments 31 days or more past
  due as a percentage of end of period gross
  receivables                                            8.9%             2.6%

Allowance for credit losses                       $1,062,000       $2,046,000

Allowance for credit losses as a percentage
  of net receivables                                    50.3%            8.2%



(1) Includes receivables in our small loan and travel finance portfolios.

     The accounts with payments 31 days or more past due as a percentage of end of period gross receivables have increased to 8.9% at June 30, 2002 from 2.6% at June 30, 2001. The increase in the percentage of accounts with payments 31 days or more past due as a percentage of end of period gross receivables is primarily due to increases in delinquencies during 2001 and 2002. We believe the increase in delinquencies were a result of excessive credit burdens for some customers, due to an aggregate over extension of credit in the marketplace and a deteriorating economic climate in the market we serve. Delinquency and write-off trends also increased in 2001 and 2002 as the result of; (1) the Company's decision to tighten credit guidelines in 2001; (2) the Company temporarily suspending making unsecured small loans in September 2001; and (3) the Company temporarily suspending the financing of travel tickets in January 2002. In July 2002, the Company reinstated the financing of travel tickets at one of its travel stores. The Company will evaluate the reactivattion of the small loan business in the Fall of 2002. In response to our decision to curtail making loans in 2001 and concerns we had about the impact of this decision on delinquent trends, we provided an additional allowance for credit losses during the twelve months ended December 31, 2001. During the three months ended June 30, 2002, the Company recorded a benefit of $674,000 comprised of a reversal of $375,000 of allowance for credit losses and $299,000 of recoveries of bad debts previously written-off. The allowance for credit losses of $1,062,000 amounted to 50.3% of net receivables outstanding at June 30, 2002. The allowance represents management's estimate to cover losses inherent in the Travel Finance and Small Loan Portfolios.

     The following tables summarize the results of operations of the Company for the three and six months ended June 30, 2002 and 2001:


                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                            ---------------------------     ---------------------------
                                                2002            2001            2002            2001
                                            ------------    -----------     -----------     -----------
Revenues
Interest income
  Small loan portfolio                      $    173,000    $  1,712,000    $    560,000    $  4,098,000
  Travel finance portfolio                        34,000         243,000         117,000         524,000
                                            ------------    ------------    ------------    ------------
Total interest income                            207,000       1,955,000         677,000       4,622,000
Travel services, net                           3,220,000       3,441,000       5,570,000       6,307,000
Other income                                     267,000       1,524,000         838,000       3,780,000
                                            ------------    ------------    ------------    ------------
Total revenues                                 3,694,000       6,920,000       7,085,000      14,709,000
                                            ------------    ------------    ------------    ------------

Costs and Expenses
Operating expenses                             3,246,000       4,461,000       6,663,000       9,281,000
Provision for (reversal of) credit losses       (674,000)      1,945,000        (674,000)      4,161,000
Impairment of other assets                       635,000            --           635,000            --
Interest expense                                    --           122,000            --           494,000
Depreciation and amortization                    143,000         457,000         287,000         926,000
                                            ------------    ------------    ------------    ------------
Total costs and expenses                       3,350,000       6,985,000       6,911,000      14,862,000
                                            ------------    ------------    ------------    ------------
Income (loss) from operations                    344,000         (65,000)        174,000        (153,000)

Other Income
Interest income                                  103,000            --           191,000            --
Gain on sale of property                            --              --              --           179,000
                                             ------------   ------------    ------------     -----------
Income (loss) before provision for income
  taxes and cumulative effect of
  accounting change                              447,000         (65,000)        365,000          26,000
Provision (benefit) for income taxes             146,000         (26,000)        146,000          10,000
                                             ------------   ------------    ------------     -----------
Income (loss) before cumulative effect of
  accounting change                              301,000         (39,000)        219,000          16,000
Cumulative effect of accounting change              --              --        (8,035,000)           --
                                             ------------   ------------    ------------    ------------
Net income (loss)                           $    301,000    $    (39,000)   $ (7,816,000)   $     16,000
                                            =============   ============    ============    ============


Three Months Ended June 30, 2002 Compared With The Results of Operations For The Three Months Ended June 30, 2001

     Total revenues in the three months ended June 30, 2002 decreased to $3.7 million from $6.9 million in the three months ended June 30, 2001, a decrease of $3.2 million or 46.6%.

     Total interest income for the three months ended June 30, 2002 decreased to $0.2 million from $2.0 million in the three months ended June 30, 2001, a decrease of $1.8 million or 89.4%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $2.9 million for the three months ended June 30, 2002 compared to the average balance of $28.2 million for the three months ended June 30, 2001, reflecting the affect of our tightened credit guidelines and our suspension of making small loans in September of 2001. In January 2002, the Company temporarily suspended the financing of travel tickets and in July 2002, reinstated the financing of travel tickets at one of its travel stores. The Company will evaluate the reactivation of the small loan business in the Fall of 2002.

     Revenues earned on the sales of travel services decreased to $3.2 million for the three months ended June 30, 2002 compared to $3.4 million in the three months ended June 30, 2001, a decrease of $0.2 million or 6.4%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2002 and a slowdown in airline traffic as a result of the terrorist attack on September 11, 2001, and deteriorating economic conditions.

     Other income for the three months ended June 30, 2002 decreased to $0.3 million from $1.5 million in the three months ended June 30, 2001, a decrease of $1.2 million or 82.5%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $0.6 million, a decrease of $0.4 million of late charge income, and a decrease of $0.2 million in check cashing fees and income earned on the sale of insurance products.

     The decrease in income from our Efectiva membership and administrative fees, late charge income and income earned on the sale of insurance products was primarily due to a decrease in the average balance of the small loan portfolio in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the three months ended June 30, 2002 as compared to the same period in 2001.

     Operating expenses for the three months ended June 30, 2002 decreased to $3.2 million from $4.5 million in the three months ended June 30, 2001, a decrease of $1.3 million or 27.2%. The decrease was primarily attributable to a decrease of $0.9 million in credit and collection costs and corporate overhead expenses, a decrease of $0.3 million in expenses related to the travel operations and a decrease of $0.1 million in insurance claims expenses.

     There was no provision for credit losses in the three months ended June 30, 2002 compared to a provision for credit losses of $1.9 million in the three months ended June 30, 2001. The Company made a decision in September 2001 to temporarily curtail our small loan business and in January 2002 to temporarily suspend the financing of travel tickets. In response to these decisions and concerns we had about the impact this would have on delinquency trends, we provided an additional allowance for credit losses in 2001. As a result of a decline in finance receivables to $2.0 million at June 30, 2002 from $9.8 million at December 31, 2001, the Company recorded a benefit of $0.7 million in the three months ended June 30, 2002 which is comprises of a reversal of $0.4 million of allowance for credit losses to adjust finance receivables to their estimated realizable value and recoveries of bad debts of $0.3 million previously written-off. In July 2002, the Company reinstated the financing of travel tickets a one of its travel stores. The Company's management believes the allowance for credit losses at June 30, 2002 is sufficient to cover losses inherent in the Travel Finance and Small Loan Portfolios until a decision is made in the Fall of 2002 whether or not to reactivate the small loan business activities.

     The Company recorded a charge for the impairment of assets of $635,000 in the three months ended June 30, 2002 based on an analysis of undiscounted cash flows in accordance with the provisions of Statement of Financial Accounting
Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets". The charge was comprised of $400,000 due to a decline in value of a building owned by the Company as a result of its change in use and a write-off of $235,000 of assets related to the Company's small loan and check cashing operations.

     There was no interest expense for the three months ended June 30, 2002 compared to interest expense of $0.1 million in the three months ended June 30, 2001. This decrease was primarily due to the Company's repayment of notes payable in 2001.

     Depreciation and amortization for the three months ended June 30, 2002 decreased to $0.1 million from $0.5 million in the three months ended June 30, 2001, a decrease of $0.4 million or 68.7%. The decrease was primarily the result of a decrease in amortization of deferred loan fees and a decrease in amortization of goodwill due to implementation of SFAS 142 in the first quarter of 2002. There was no amortization of deferred loan fees in the three months ended June 30, 2002 due to the termination of the Company's line of credit on September 30, 2001 compared to $0.1 million of amortization in the three months ended June 30, 2001. SFAS 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. The adoption of SFAS 142 required the Company to stop amortizing goodwill which resulted in a decrease in amortization of goodwill of $0.1 million in the three months ended June 30, 2002.

     Income from operations was $0.3 million in the three months ended June 30, 2002 compared to a loss from operations of $0.1 million in the three months ended June 30, 2001 as a result of the foregoing factors.

     Interest income in the amount of $0.1 million in the three months ended June 30, 2002 resulted from interest earned on short-term investments.

     Net income was $0.3 million in the three months ended June 30, 2002 compared to net loss of $0.0 million in the three months ended June 30, 2001.


Six Months Ended June 30, 2002 Compared With The Results of Operations For The Six Months Ended June 30, 2001

     Total revenues in the six months ended June 30, 2002 decreased to $7.1 million from $14.7 million in the six months ended June 30, 2001, a decrease of $7.6 million or 51.8%.

     Total interest income for the six months ended June 30, 2002 decreased to $0.7 million from $4.6 million in the six months ended June 30, 2001, a decrease of $3.9 million or 85.4%. This decrease was primarily due to a decrease in the interest earned on the small loan portfolio as a result of a decrease in the average balance of the small loan portfolio, which averaged $4.6 million for the six months ended June 30, 2002 compared to the average balance of $33.4 million for the six months ended June 30, 2001, reflecting the affect of our tightened credit guidelines and our suspension of making small loans in September of 2001. In January 2002, the Company temporarily suspended the financing of travel tickets and in July 2002, reinstated the financing of travel tickets at one of its travel stores. The Company will evaluate the reactivation of the small loan business in the Fall of 2002.

     Revenues earned on the sales of travel services decreased to $5.6 million for the six months ended June 30, 2002 compared to $6.3 million in the six months ended June 30, 2001, a decrease of $0.7 million or 11.7%. This decrease was primarily due to a decrease in commissions earned from the sale of airline tickets in 2002 and a slowdown in airline traffic as a result of the terrorist attack on September 11, 2001, and deteriorating economic conditions.

     Other income for the six months ended June 30, 2002 decreased to $0.8 million from $3.8 million in the six months ended June 30, 2001, a decrease of $3.0 million or 77.8%. Other income primarily includes administrative fees earned on the small loan portfolio, membership fees earned on the Efectiva Card, late charge income and extension fees and income earned on the sale of insurance products. This decrease was primarily due to a reduction in Efectiva membership and administrative fees earned on the small loan portfolio of $1.3 million, a decrease of $0.6 million of late charge income, and a decrease of $1.1 million in check cashing fees and income earned on the sale of insurance products.

     The decrease in income from our Efectiva membership and administrative fees, late charge income and insurance revenues was primarily due to a decrease in the average balance of the small loan portfolio in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease in check cashing fees was primarily attributable to the operation of fewer check cashing facilities in the six months ended June 30, 2002 as compared to the same period in 2001.

     Operating expenses for the six months ended June 30, 2002 decreased to $6.7 million from $9.3 million in the six months ended June 30, 2001, a decrease of $2.6 million or 28.2%. The decrease was primarily attributable to a decrease of $1.6 million in credit and collection costs and corporate overhead expenses, a decrease of $0.8 million in expenses related to the travel operations and a decrease of $0.2 million in insurance claims expenses.

     There was no provision for credit losses in the six months ended June 30, 2002 compared to a provision for credit losses of $4.2 million in the six months ended June 30, 2001. The Company made a decision in September 2001 to temporarily curtail our small loan business and in January 2002 to temporarily suspend the financing of travel tickets. In response to these decisions and concerns we had about the impact this would have on delinquency trends, we provided an additional allowance for credit losses in 2001. As a result of decline in finance receivables to $2.0 million at June 30, 2002 from $9.8 million at December 31, 2001, the Company recorded a benefit of $0.7 million which is comprises of a $0.4 million reversal of allowance for credit losses to adjust finance receivables to their estimated realizable value and recoveries of bad debts of $0.3 million previously written-off. In July 2002, the Company reinstated the financing of travel tickets at one of its travel stores. The Company's management believes the allowance for credit losses at June 30, 2002 is sufficient to cover losses inherent in the Travel Finance and Small Loan Portfolios until a decision is made in the Fall of 2002 whether or not to reactivate the small loan business activities.

     The Company recorded a charge for the impairment of assets of $635,000 in the six months ended June 30, 2002 based on an analysis of undiscounted cash flows in accordance with the provisions of Statement of Financial Accounting
Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets". The charge was comprised of $400,000 due to a decline in value of a building owned by the Company as a result of its change in use and a write-off of $235,000 of assets related to the Company's small loan and check cashing operations.


     There was no interest expense for the six months ended June 30, 2002 compared to interest expense of $0.5 million in the six months ended June 30, 2001. This decrease is primarily due to the Company's repayment of notes payable in 2001.

     Depreciation and amortization for the six months ended June 30, 2002 decreased to $0.3 million from $0.9 million in the six months ended June 30, 2001, a decrease of $0.6 million or 69.0%. The decrease was primarily the result of a decrease in amortization of deferred loan fees and a decrease in amortization of goodwill due to implementation of SFAS 142 in the first quarter of 2002. There was no amortization of deferred loan fees in the six months ended June 30, 2002 due to the termination of the Company's line of credit on September 30, 2001 compared to $0.3 million of amortization in the six months ended June 30, 2001. SFAS 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. The adoption of SFAS 142 required the Company to stop amortizing goodwill which resulted in a decrease in amortization of goodwill of $0.2 million in the six months ended June 30, 2002.

     Income from operations was $0.2 million in the six months ended June 30, 2002 compared to a loss from operations of $0.2 million in the six months ended June 30, 2001 as a result of the foregoing factors.

     Interest income in the amount of $0.2 million in the six months ended June 30, 2002 resulted from interest earned on short-term investments.

     Gain on sale of property in the amount of $0.2 million in the six months ended June 30, 2001 resulted from the sale of the property of one of the Company's check cashing locations.

     Net loss was $7.8 million in the six months ended June 30, 2002 compared to net income of $0.0 million in the six months ended June 30, 2001. In 2002, the Company recorded a noncash charge upon the adoption of SFAS 142 in the amount of $8.0 million to reduce the carrying value of its goodwill. The charge is comprised of $7.6 million related to goodwill associated with our travel operations and $0.4 million of goodwill associated with our check cashing operations.

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash flow generated from operations and borrowings under our notes payable. During 2001, as a result of the deteriorating economic climate the Company continued to tightened its credit guidelines, which as a consequence has resulted in a continued contraction in our receivable portfolios. The contraction in the receivable portfolios generated funds that were used to pay off the Company'sline of credit with Union Bank of California in April 2001 and note payable to Banner Central Finance on September 30, 2001. The Company terminated its line of credit with Union Bank of California on September 7, 2001. The Company has cash and short-term investments of $22.9 million at June 30, 2002. These cash balances and cash flows generated from operations and contraction of our receivable portfolios will be used to finance our operations and to fund future investments which the Company may make.

     Net cash provided by operations was $2.6 million and $7.0 million for the six months ended June 30, 2002 and 2001, respectively. In each of these periods, the source of cash primarily consisted of net operating income after non-cash items. Non-cash items included cumulative effect of accounting change, depreciation and amortization, gain on sale of property, impairment of other assets and provision for credit losses. Other items affecting cash flows from operating activities in the periods included cash flows from increases (decreases) in prepaid expenses and other assets, income taxes receivable, accrued expenses and other current liabilities, and accounts payable to related parties.

     Net cash provided by investing activities was $5.8 million and $18.1 million for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by and used in investing activities in each of the periods consisted of finance receivables collected and capital expenditures. The decrease in our finance portfolios generated net cash flow of $6.9 million and $17.4 million in the six months ended June 30, 2002 and 2001, respectively.

     Net cash used by financing activities totaled $7.7 million and $19.5 million for the six months ended June 30, 2002 and 2001, respectively. In 2002, net cash used by financing activities primarily consisted of $8.2 million for a stockholder loan in accordance with the Stockholder Loan Program and $0.9 million of an increase in short-term investments, offset by proceeds from issuance of common stock of $0.5 million. In 2001, net cash used in financing activities primarily consisted of repayment of notes payable of $19.5 million.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is not currently exposed to interest rate risk in the form of variable interest rates since the Company does not currently have any debts or notes payable with variable interest rates. However, if the Company were to obtain financing in the future the Company may be exposed to interest rate risk depending on the terms and conditions of the financing agreements.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.




         (b)  Reports on Form 8-K

          During the three months ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

          1. On June 4, 2002, the Company filed a Current Report in which it announced the resignation of Arthur Andersen LLP as the Company's independent auditors.

          2. On July 26, 2002, the Company filed a Current Report in which it announced its decision to engage Deloitte and Touche LLP as the Company's independent auditors.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HISPANIC EXPRESS, INC.



August 16, 2002                             /s Gary M Cypres
                                            ------------------------------------
                                            Gary M.Cypres
                                            Chairman of the Board, Chief
                                            Executive Officer and President

August 16, 2002                             /s/  Howard Weitzman
                                            ------------------------------------
                                            Howard Weitzman
                                            Vice President and Chief Financial
                                            Officer

                                                                 Exhibit 99.1



                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hispanic Express, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary M. Cypres, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Gary M. Cypres
--------------------
Gary M. Cypres
Chief Executive Officer
August 16, 2002

                                                                 Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hispanic Express, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Weitzman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Howard Weitzman
---------------------
Howard Weitzman
Chief Financial Officer
August 16, 2002